Form 10-Q
period 1994-01-31
PARTECH HOLDINGS CORP
filed 1994-03-17
CIK 791027

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended January 31, 1994     Commission file number 0-14361




                        PARTECH HOLDINGS CORPORATION
             (Exact name of Company as specified in its charter)



               Delaware                            31-1166419
   (State or Other jurisdiction of       (I.R.S. Employer I.D. Number)
    incorporation or organization)



3366 Riverside Drive, Suite 200, Columbus, Ohio       43221
   (Address of principal executive offices)         (Zip Code)



       Company's telephone number, including area code: (614) 538-0660




  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X     No
                                                      -----       -----


  The Company had 5,629,706 shares of $0.05 par value common stock outstanding as of March 10, 1994.

                        PARTECH HOLDINGS CORPORATION

                                  FORM 10-Q
                For the Fiscal Quarter Ended January 31, 1994


                                    INDEX




                       Part I:  Financial Information

Item 1. Financial Statements                                                                  Page
     (a) Consolidated Balance Sheets as of January 31, 1994 and April 30, 1993                  3

     (b) Statements of Consolidated Operations for the Three Months Ended January 31,
           1994 and 1993, respectively                                                          5

     (c) Statements of Consolidated Operations for the Nine Months Ended January 31,
           1994 and 1993, respectively                                                          6

     (d) Statements of Consolidated Cash Flows for the Nine Months Ended January 31,
           1994 and 1993, respectively                                                          7

     (e) Notes to Consolidated Financial Statements                                            11

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                14


                                    Part II:  Other Information


Item 4. Submission of Matters to a Vote of Security Holders                                    18

Item 6. Exhibits and Reports on Form 8-K                                                       18

        Signatures                                                                             31

                                    PART I


Item 1.   Financial Statements
          --------------------

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                          Consolidated Balance Sheets

                                                          January 31,     April 30,
                                                             1994           1993
Assets:
Cash and cash equivalents                               $     322,138  $     143,164
Accounts receivable - related parties                         159,269        108,318
Accounts and commissions receivable (net of allowance
   for doubtful accounts of $3,148 and $0)                    113,098         18,388
Notes receivable - related parties                            128,714        129,000
Residuals, notes and accrued interest receivable              795,296        918,843
Equipment notes and accrued interest receivable            60,997,940     87,904,468
Leased property under capital lease, at cost (net of
   accumulated amortization of $122,486,461
   and $141,703,003, respectively)                         43,121,931     44,291,407
Net investment in operating leases (net of
   accumulated depreciation of $3,756,888 and
   $2,271,639, respectively)                                1,949,441      5,293,165
Property and equipment, at cost (net of accumulated
   depreciation of $326,086 and $263,626, respectively)       628,368        374,962
Cost in excess of net assets acquired (net of
   accumulated amortization of $1,053,428
   and $957,067, respectively)                              2,315,715      2,410,775
Investment in partnerships                                     45,498         45,498
Net investment in direct financing leases                   2,194,564      3,330,791
Deferred organization, stock issuance and
   other financing costs                                       67,099         27,678
Broadcasting rights                                           411,326              -
Other assets                                                   80,750        171,305
                                                        -------------  -------------
    Total Assets                                        $ 113,331,147  $ 145,167,762
                                                        =============  =============

         See accompanying notes to consolidated financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                          Consolidated Balance Sheets
                                  (continued)


                                                           January 31,    April 30,
                                                              1994           1993
Liabilities:
  Accounts payable and accrued expenses                  $      57,909  $      90,450
  Accounts payable - related parties                            33,472         49,220
  Note payable - related party                                       -        625,000
  Notes and accrued interest payable                         2,367,137      3,514,047
  Broadcasting rights payable                                  411,326              -
  Discounted lease rentals and accrued interest payable     45,071,221     49,584,419
  Capital lease obligations and accrued interest payable    61,007,448     87,910,364
  Accrued officer compensation and interest payable             99,239        215,113
  Unearned income                                                    -         10,902
  Deferred income taxes                                         75,000         75,000

                                                         -------------  -------------
      Total Liabilities                                    109,122,752    142,074,515

                                                         -------------  -------------
Stockholders' Equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, none issued and outstanding
  Common stock, $0.05 par value, 50,000,000 shares
    authorized, 5,636,906 and 2,662,425, respectively,
    issued                                                     281,845        133,121
  Common stock subscribed, $0.05 par value, 400,000
    shares subscribed at April 30, 1993                              -         20,000
  Capital in excess of stated value                          7,885,949      5,545,851
  Retained deficit                                          (3,947,811)    (2,515,725)

                                                         -------------  -------------
                                                             4,219,983      3,183,247

        Common stock issued and unpaid                               -        (90,000)
        Treasury stock, at cost                                (11,588)             -

                                                         -------------  -------------
        Total Stockholders' Equity                           4,208,395      3,093,247

                                                         -------------  -------------
        Total Liabilities and Stockholders' Equity       $ 113,331,147  $ 145,167,762

                                                         =============  =============

         See accompanying notes to consolidated financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                     Statements of Consolidated Operations

                                                         Three Months Ended January 31,

                                                         ------------------------------
                                                             1994               1993
Revenues:
  Rental income                                          $ 6,372,622        $ 8,601,414
  Commissions, fees and other income                         199,164            164,632
  Interest income                                          1,788,387          3,253,925

                                                         -----------        -----------
     Total Revenues                                        8,360,173         12,019,971

                                                         -----------        -----------
Costs and Expenses:
  Marketing, administrative and other operating expenses     414,103            266,825
  Interest expense                                         2,902,147          4,997,120
  Depreciation and amortization of property, equipment
     and leased property under capital lease               5,285,942          6,867,978
  Amortization of cost in excess of net assets acquired
     and other intangible assets                              35,231             30,865

                                                         -----------        -----------
     Total Costs and Expenses                              8,637,423         12,162,788

                                                         -----------        -----------
Net Loss                                                 $  (277,250)       $  (142,817)

                                                         ===========        ===========

Primary Net Loss Per Share                               $     (0.05)       $     (0.05)

Fully Diluted Net Loss Per Share                         $     (0.05)       $     (0.05)

Average Number of Common and
  Common Equivalent Shares:
      Primary                                              5,634,871          2,650,701
      Fully diluted                                        5,634,871          2,650,701

         See accompanying notes to consolidated financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                     Statements of Consolidated Operations

                                                          Nine Months Ended January 31,

                                                         -------------------------------
                                                              1994               1993
Revenues:
  Rental income                                          $ 19,243,763       $ 26,607,757
  Commissions, fees and other income                          288,821            285,876
  Interest income                                           6,194,753         11,831,240

                                                         ------------       ------------
     Total Revenues                                        25,727,337         38,724,873

                                                         ------------       ------------
Costs and Expenses:
  Marketing, administrative and other operating expenses    1,182,216            616,192
  Advisory services                                           219,665                  -
  Interest expense - related party                            121,011                  -
  Interest expense                                          9,105,828         17,406,306
  Depreciation and amortization of property, equipment
   and leased property under capital lease                 16,425,042         21,089,418
  Amortization of cost in excess of net assets acquired
   and other intangible assets                                105,661             92,595

                                                         ------------       ------------
     Total Costs and Expenses                              27,159,423         39,204,511

                                                         ------------       ------------
Loss Before Income Taxes and Cumulative
  Effect of Change in Accounting Principal                 (1,432,086)          (479,638)

     Income tax benefit                                             -           (270,000)

                                                         ------------       ------------
Loss Before Cumulative Effect of Change
  in Accounting Principal                                  (1,432,086)          (209,638)

Cumulative Effect to May 1, 1992 of Change
  in Accounting Principal for Income Taxes                          -            180,000

                                                         ------------       ------------
Net Loss                                                 $ (1,432,086)      $    (29,638)

                                                         ============       ============

Primary Income (Loss) Per Share:
  Income (loss) before cumulative effect of change in
   accounting principal                                  $      (0.29)      $       0.01
  Cumulative effect of change in accounting principal            0.00               0.03

                                                         ------------       ------------
Primary Net Income (Loss) Per Share                      $      (0.29)      $       0.04

                                                         ============       ============
Fully Diluted Income (Loss) Per Share:
  Income (loss) before cumulative effect of change in
   accounting principal                                  $      (0.29)      $       0.01
  Cumulative effect of change in accounting principal            0.00               0.03

                                                         ------------       ------------
Fully Diluted Net Income (Loss) Per Share                $      (0.29)      $       0.04

                                                         ============       ============
Average Number of Common and
  Common Equivalent Shares:
     Primary                                                4,924,627          6,888,536
     Fully diluted                                          4,924,627          6,888,668

         See accompanying notes to consolidated financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                     Statements of Consolidated Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents

                                                         Nine Months Ended January 31,

                                                         -----------------------------
                                                             1994              1993
Cash Flows From Operating Activities:
  Commissions, fees and other receipts                   $    312,457       $  326,306
  Marketing, administrative and other operating
   payments                                                (1,215,785)        (889,803)
  Interest receipts                                            33,587           29,622
  Interest payments                                          (187,840)         (25,114)

                                                         ------------       ----------
     Net Cash Used for Operating Activities                (1,057,581)        (558,989)

                                                         ------------       ----------

Cash Flows From Investing Activities:
  Payment to officer for loan                                       -          (10,125)
  Investments in non consolidated affiliates                   (2,844)          (1,206)
  Purchases of property and equipment                        (320,910)          (3,880)
  Proceeds from the sale of property and equipment             55,327              631
  Deferred organization costs                                 (75,929)         (50,214)
  Escrow deposits for radio station acquisitions              (90,000)               -

                                                         ------------       ----------
     Net Cash Used for Investing Activities                  (434,356)         (64,794)

                                                         ------------       ----------

Cash Flows From Financing Activities:
  Deferred stock, debt issuance and other financing costs     (12,646)         (43,690)
  Proceeds from issuance of stock                           2,364,981          857,353
  Principal payments under bank borrowings                          -          (88,125)
  Principal payments under other borrowings                         -          (74,147)
  Principal payments under radio station acquisition
   financings                                                 (10,889)               -
  Principal payments under officer loans                            -          (42,000)
  Principal payments under related party loans (other
   than officer loans)                                       (625,000)               -
  Principal payments under capital lease obligations
   and other financings                                       (45,535)          (4,147)

                                                         ------------       ----------
     Net Cash Provided By Financing Activities              1,670,911          605,244

                                                         ------------       ----------

Net Increase (Decrease) in Cash and Cash Equivalents          178,974          (18,539)

Cash and Cash Equivalents at Beginning
  of Period                                                   143,164           45,077

                                                         ------------       ----------
Cash and Cash Equivalents at End
  of Period                                              $    322,138       $   26,538

                                                         ============       ==========

         See accompanying notes to consolidated financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                     Statements of Consolidated Cash Flows

                          Reconciliation of Net Loss
                   to Net Cash Used for Operating Activities

                                                           Nine Months Ended January 31,

                                                          -------------------------------
                                                               1994               1993
Net loss                                                  $ (1,432,086)      $    (29,638)

                                                          ------------       ------------
Adjustments to reconcile net loss to net cash used for
 operating activities:
Expenses and revenues not affecting operating activities:
  Cumulative effect to May 1, 1992 of change in
   accounting principal for income taxes                             -           (180,000)
  Depreciation and amortization of equipment,
   and intangible assets                                    16,530,703         21,182,013
  Deferred costs expensed and amortized                         38,127              2,874
  Advisory services paid in stock                              189,665                  -
  Employee stock bonus                                          42,900                  -
  Rental income                                            (19,243,763)       (26,607,757)
  Leasing interest income                                   (6,180,819)       (11,815,116)
  Leasing interest expense                                   9,075,970         17,383,831
Changes in assets and liabilities:
  Changes in accrued interest income                            19,653             13,498
  Changes in accrued interest expense                          (36,971)            (2,639)
  Changes in notes, accounts and
   commissions receivable                                       56,910             31,891
  Changes in other assets                                       (7,925)           (15,927)
  Changes in accounts payable and
   accrued expenses                                           (116,574)          (252,440)
  Income taxes                                                       -           (270,000)
  Other                                                          6,629                421

                                                          ------------       ------------
     Total Adjustments                                         374,505           (529,351)

                                                          ------------       ------------
Net Cash Used for Operating Activities                    $ (1,057,581)      $   (558,989)

                                                          ============       ============

         See accompanying notes to consolidated financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                     Statements of Consolidated Cash Flows
                      Supplemental Cash Flow Information

    Investment in Finance Assets. The Company acquires leased equipment, equipment leases and lease receivables partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee. The net decreases in assets and liabilities associated with the acquisition and disposition of such equipment and equipment leases and the related liabilities for the nine months ended January 31, 1994 and 1993 were as follows:

                                                           Nine Months Ended January 31,
                                                           -----------------------------
                                                               1994             1993
 Assets:
   Equipment notes and accrued interest receivable         $          -    $ (15,048,231)
   Leased property under capital lease (net of
     accumulated amortization)                               12,550,816      (24,281,273)
   Net investment in operating leases                          (715,565)       7,564,804
                                                           ------------    -------------
     Total Assets                                          $ 11,835,251    $ (31,764,700)
                                                           ============    =============
 Liabilities:
   Discounted lease rentals and accrued interest payable   $ 11,835,251    $ (16,716,469)
   Capital lease obligations and accrued interest payable             -      (15,048,231)
                                                           ------------    -------------
     Total Liabilities                                     $ 11,835,251    $ (31,764,700)
                                                           ============    =============

    During the nine months ended January 31, 1994 the Company (1) incurred $59,079 of debt and expended $19,449 in cash for the purchase of fixed assets,
(2) entered into a capital lease obligation for $7,670 for new equipment, (3) issued 110,000 shares for $5,500 in cash and incurred $42,900 of compensation expense, (4) recorded broadcasting rights of $413,157 and related broadcasting rights payable of an equivalent amount and (5) reduced common stock issued and unpaid for $90,000, relieved a liability in the amount of $40,000, charged capital in excess of stated value for $38,412 and recorded $11,588 of treasury stock, without receiving or expending cash. During the nine months ended January 31, 1994 the Company purchased assets and liabilities, which included Leased Property Under Capital Lease of $12,550,816 and Discounted Lease Rentals and Accrued Interest Payable of $12,550,816. Also, during the nine months ended January 31, 1994 the Company disposed of Net Investment in Operating Leases of $715,565 (net of $1,142,909 of accumulated depreciation) and Discounted Lease Rentals and Accrued Interest Payable of a commensurate amount. Also during the current nine months leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $32,936,834 and accumulated amortization by an equivalent amount.

    During the nine months ended January 31, 1993 the Company sold assets and liabilities, which at the date of sale included Leased Property Under Capital Lease of $23,530,628 (net of accumulated amortization of $18,887,171), and Discounted Lease Rentals and Accrued Interest Payable of $23,530,628 for a $10,000 reduction of debt. Also, during this same period the Company had additional dispositions of assets and liabilities which included Leased Property Under Capital Lease of $750,645 (net of accumulated amortization of $422,326), Installment Notes and Accrued Interest Receivable of $15,048,231, Discounted Lease Rentals and Accrued Interest Payable of $750,645, and Capital Lease Obligations and Accrued Interest Payable of $15,048,231. Acquisitions during the current period were comprised of Net Investment in Operating Leases of $7,564,804, and Discounted Lease Rentals and Accrued Interest Payable of $7,564,804. During the comparative nine months leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $47,958,678 and accumulated amortization by a tantamount.

    Also, during the nine months ended January 31, 1993, 100,000 warrants were exercised for a $100,000 reduction in accrued compensation. Similarly, during third quarter of fiscal 1993 the Company issued 217,704 shares of $0.05 per share par value common stock to pay $81,056 of debt. Furthermore, during the first three months of fiscal 1993, 90,000 warrants were exercised and 90,000 shares were issued for which the Company has recorded a receivable of $90,000. Additionally, the Company incurred $2,634 of debt pursuant to the purchase of office equipment during the comparative nine months.

        See accompanying notes to consolidated financial statements.

                PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

1.  Consolidated Financial Statements

    The consolidated balance sheet as of January 31, 1994, the statements of consolidated operations, for the three and nine months ended January 31, 1994, and the statements of consolidated cash flows, for the nine months ended January 31, 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1994, and for all periods presented herein, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included with the Company's April 30, 1993 and 1992, Annual Reports to the Securities and Exchange Commission on Form 10-K.

2.  Federal Income Tax

    The income tax provision is reported using an asset and liability approach and measuring the change in the tax asset or liability. A deferred tax asset or liability generally arises from changes in differences between financial reporting and tax bases of all assets and liabilities (with exception related to goodwill). A deferred tax asset will result in an income tax benefit (before valuation allowance), conversely a deferred tax liability will result in income tax expense. Previously recorded deferred tax assets and liabilities are adjusted upon any changes in enacted tax rates. Differences between financial reporting and tax bases usually result from differences in timing of income and expense recognition. A valuation allowance is applied to a tax asset for any amount that does not meet certain realizability criteria. A change in the amount of valuation allowance that is applicable to the beginning of the year balance is recognized in income from continuing operations, increases in the valuation allowance are recognized as income tax expense and decreases are recognized as income tax benefit. The valuation allowance at the beginning of the year was $788,200 and increased $330,800.

    As of January 31, 1994, the Company and its subsidiaries reported an aggregate cumulative Federal income tax loss carryforward of approximately $25,500,000, expiring through 2009. As of January 31, 1993, the Company and its subsidiaries had aggregate Federal tax net operating loss carryforwards of approximately $22,768,000.

3.  Earnings Per Share

    For the three and nine months ended January 31, 1994, primary and fully diluted earnings per share amounts, are computed based on 5,634,871 shares and 4,924,627 shares, respectively, the weighted average number of common shares outstanding. The stock purchase rights are not included in primary or fully diluted earnings per share, the rights are anti-dilutive. Included in the weighted average number of common shares outstanding are 615,000 shares issued pursuant to stock sales. During the first quarter of the current fiscal year the Company issued 2,359,481 shares pursuant to warrant exercises. If these shares had been issued at the beginning of the period primary and fully diluted earnings per share would have been ($0.26).

    For the three months ended January 31, 1993, primary and fully diluted earnings per share amounts, are computed based on 2,650,701 shares, the weighted average number of common shares outstanding. The stock purchase rights are not included in primary or fully diluted earnings per share for the three months ended January 31, 1993, due to all rights being anti-dilutive.

    Primary earnings per share amounts are computed based on the weighted average number of common shares outstanding of 2,408,990 shares for the nine months ended January 31, 1993, and an increased number of shares assuming exercise of stock purchase rights, and the assumed repurchase of shares at an average market price. The primary average number of common and common equivalent shares are 6,888,536 shares for the nine months ended January 31, 1993. For the nine months ended January 31, 1993 fully diluted earnings per share amounts are based on an increased number of shares computed under the same method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, and if actually exercised it uses the average market price on the date of exercise. The fully diluted average number of common and common equivalent shares for the nine months ended January 31, 1993 are 6,888,668 shares.

    During the first fiscal quarter of fiscal 1993 the Company issued 1,047,333 shares pursuant to warrant exercises. If these shares had been issued at the beginning of the fiscal year primary and fully diluted earnings per share would not have changed. Also, on November 6, 1992 the Company issued 217,704 shares to pay $81,056 of debt. If these shares had been issued at the beginning of the comparative three months or at the beginning of the comparative nine months primary and fully diluted earnings per share would not have changed. Additionally, on October 27, 1992 the Company issued 14,000 shares pursuant to a debt default agreement, which are included in the weighted average number of common shares outstanding.

4.  Warrants

    The Company issued an aggregate of 2,360,086 shares pursuant to the exercise of its Class B Warrants at the Temporary Exercise Price of $1.00 during the Temporary Exercise Period. The Temporary Exercise Period expired July 23, 1993 and the offering terminated September 12, 1993.

5.  Deferred Organization, Stock Issuance and Other Financing Costs

    These costs represent costs associated with the acquisition of broadcast properties and preliminary negotiations of other financings. During the current period the Company has deferred $60,181 of such costs that relate to the acquisition of broadcast properties and has expensed $35,000 of previously deferred costs which relate to abandoned acquisitions. The Company's accounting policy is to capitalize such costs as the cost of an asset purchased or as cost in excess of net assets acquired and amortize them to expense on a straight line basis over the asset's life or 20 years as the case may be, or expense them totally in the period in which the undertaking to which they relate is abandoned or sold. Also, the Company has deferred $6,918 of such costs that relate to preliminary negotiations of other financings. The Company's accounting policy is to capitalize such costs and amortize them over the life of any debt they may relate to or to charge them to capital in excess of stated value if they relate to equity financing. If the financing is terminated the costs are expensed.

    The Company charged to capital in excess of stated value deferred offering expenses during current period in the amount of $5,728 which represent costs incurred in connection with its Warrant offering and other stock issuances.

6.  Advisory Services

    During the nine months ended January 31, 1994 the Company paid $30,000 and issued 505,000 shares of its common stock, valued at $358,832 for advisory services rendered during the previous and current year. The Company expensed $219,665 during the current year, and $169,167 in fiscal 1993 for which 400,000 shares were recorded as common stock subscribed at April 30, 1993.

7.  Construction in Progress

    Property and equipment includes $208,400 of construction in progress for the building of a broadcasting tower and transmitting site, which were near completion at January 31, 1994, and the beginning phases of constructing another transmitting site. The costs relate to the change in frequency and power upgrade for the Company's radio station in Shallotte, North Carolina and a station to be located in the Florida Keys.

8.  Related Party Transactions

    On March 8, 1993 the Company received $500,000 in net proceeds from a total borrowing of $625,000 which was incurred to finance the purchase of WDZD-FM and to provide additional working capital, the difference of $125,000 was recorded as interest expense - related party in fiscal 1993. The loan was to be repaid by May 7, 1993, but was extended to June 7, 1993 for an additional charge of $62,500. The loan thereafter accrued interest at 5% per month. The extension fee and all interest for the current year are recorded as interest expense - related party. All principal, accrued interest and charges in the amount of $746,011 were paid on July 30, 1993. The lender, Funder's Trust 1992-A, is engaged in the business of providing short-term lending for accounts receivable and purchase order financing; the Chief Executive Officer of the Company is a trustee, but not a beneficiary, of this trust.

    The Company issued 110,000 shares to officers and directors during the current period for $5,500 and incurred $42,900 of compensation expense. During the nine months ended January 31, 1994 the Company earned $45,000 from partnerships which are partially owned by a nonconsolidated affiliate of which an officer of the Company is a general partner. The Company has incurred $4,050 for leasing a vehicle from its Chief Executive Officer and has leased such vehicle to the Chief Operating Officer of a subsidiary for $2,450.

9.  Stock Option Plans

    The following table sets forth: (1) the number of shares of the Company's common stock issuable at January 31, 1994 pursuant to outstanding Options; (2) the exercise price per share; (3) the aggregate exercise price; (4) the expiration dates; and (5) the market values of such shares at January 31, 1994, based on $1.7656 per share, which is the average of the high and low ask and bid prices on the National Association of Securities Dealers Automated Quotation system on January 31, 1994.

                               Number of
                                Shares                                                Market
                              Covered By     Exercise      Aggregate                 Value at
                              Outstanding    Price Per     Exercise    Expiration   January 31,
           Plan                 Options        Share         Price       Dates         1994
- ---------------------------  -------------   ---------     ---------   ----------   -----------
Incentive Stock Option Plan     71,428        $  0.69      $  49,285    11/18/02    $  126,113

Incentive Stock Option Plan    250,000 (1)    $  1.09      $ 272,500     7/15/03    $  441,400

Stock Option and Stock
   Appreciation Rights Plan    100,000        $  0.69      $  69,000    11/18/02    $  176,560

Stock Option and Stock
   Appreciation Rights Plan    500,000 (1)    $  1.09      $ 545,000     7/15/03    $  882,800

  (1) On February 23, 1994 160,000 Stock Option and Stock Appreciation Rights Plan options terminated and three months thereafter 90,000 Incentive Stock Option Plan options will terminate.

  (2) All Options are currently exercisable, except as noted above, and no Options were exercised during the current period.

10. Other Stock Options

    On January 3, 1994 the Company entered into an agreement whereby it may issue up to 48,000 options (8,000 per month), commencing January 1, 1994 and ending June 30, 1994. The options would be exercisable at 100.25% of the closing bid price on the date of issuance. The Company has agreed, if requested between July 1, 1994 and December 31, 1994, to register the options on Form S-8. On January 31, 1994 the Company issued 8,000 options which are each exercisable at $1.6917.

11. Other Capital Transactions

    During fiscal 1993 the Company issued 90,000 shares of its common stock pursuant to the exercise of warrants for which funds were not received. The Company recorded the receivable as common stock issued and unpaid, and brought suit to recover the monies owed. The Company had also recorded a liability for $40,000 for promotional services rendered by the person to whom the shares were issued. On January 6, 1994 the Company settled its law suit and received 7,200 shares of its common stock and relief from its $40,000 liability. The Company has recorded treasury stock, at its cost, in the amount of $11,588 and as charged $38,412 to capital in excess of stated value.

12. Barter Transactions

    The Company has recognized $40,409 of barter transaction revenue which is included in commissions, fees and other income and $39,258 of barter transaction expense included in marketing, administrative and other operating expenses. The amount of goods and services which were received or used prior to the transmission of advertising was not material as of the balance sheet date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

    The Company is in the process of acquiring several FM and AM radio stations located in the Southeastern United States. The Company presently operates one FM radio station in Shallotte, North Carolina (serving the Wilmington, North Carolina and Myrtle Beach, South Carolina markets), is in the process of constructing one FM radio station in the Florida Keys, has requests pending before the FCC for transfer of three FM radio stations and one AM radio station all located in Florida, has reached an agreement-in-principle for the purchase of four FM radio stations and one AM station, and has offers pending acceptance for the purchase of one FM radio station. The Company expects that its acquisition activities will extend well into calendar year 1994 and that significant revenues and income will not be realized until all of the stations have been acquired and integrated into a consolidated operation. During the current period the Company has deferred $60,181 of such costs that relate to the acquisition of broadcast properties and has expensed $35,000 of previously deferred costs which relate to abandoned acquisitions.

    The frequency change and power upgrade to 25,000 watts for the Company's Shallotte, North Carolina radio station was completed early February, 1994. The sales staff has been increased in order to cover the entire broadcast market. The Company has started to penetrate new and larger advertising markets and expects the station to turn profitable in five to six months.

    The Company is continuing to manage its lease portfolios and to acquire lease properties as and when suitable transactions become available and is also pursuing the acquisition and management of FM radio station broadcast properties.

    The loss from operations for the nine months ended January 31, 1994 includes $340,676 of one time charges for interest and advisory services. Without these charges, the loss from operations would have been ($1,091,410). The loss from operations includes $230,057 of broadcasting operating expenses in excess of revenues.

    Rental income and interest income is a function of the amount of equipment in the Company's Portfolios which may change substantially from year to year based upon the volume of Portfolio acquisitions and dispositions. The Company's net earnings from its Portfolios is minimal until the Operating Leases are completed and the related Discounted Lease Rentals and Accrued Interest Payable are paid. The following tables indicate the comparative results of operations for the three and nine months ended January 31, 1994 and 1993.

=====================================================================================================

        Three Months Ended January 31, 1994 Compared to Three Months Ended January 31, 1993

                                        Three Months Ended January 31,          Amount of Change
                                       -------------------------------     --------------------------
                                            1994              1993            Dollars      Percentage
 Rental income                         $   6,372,622     $   8,601,414     $ (2,228,792)    (25.9%)
 Commissions, fees and other income    $     199,164     $     164,632     $     34,532      21.0%
 Interest income                       $   1,788,387     $   3,253,925     $ (1,465,538)    (45.0%)

 Marketing, administrative and other
   operating expenses                  $     414,103     $     266,825     $    147,278      55.2%
 Interest expense                      $   2,902,147     $   4,997,120     $ (2,094,973)    (41.9%)
 Depreciation and amortization of
   equipment                           $   5,285,942     $   6,867,978     $ (1,582,036)    (23.0%)

 Loss before income taxes and
    extraordinary item                 $    (277,250)    $    (142,817)    $   (134,433)    (94.1%)
 Net loss                              $    (277,250)    $    (142,817)    $   (134,433)    (94.1%)

=====================================================================================================

=====================================================================================================
          Nine Months Ended January 31, 1994 Compared to Nine Months Ended January 31, 1993

                                        Nine Months Ended January 31,           Amount of Change
                                       -------------------------------     --------------------------
                                            1994              1993            Dollars      Percentage
 Rental income                         $  19,243,763     $  26,607,757     $ (7,363,994)      (27.7%)

 Commissions, fees and other income    $     288,821     $     285,876     $      2,945         1.0%
 Interest income                       $   6,194,753     $  11,831,240     $ (5,636,487)      (47.6%)

 Marketing, administrative and other
   operating expenses                  $   1,182,216     $     616,192     $    566,024        91.9%
 Interest expense                      $   9,226,839     $  17,406,306     $ (8,179,467)      (47.0%)
 Depreciation and amortization of
   equipment                           $  16,425,042     $  21,089,418     $ (4,664,376)      (22.1%)

 Loss before income taxes and
   extraordinary item                  $  (1,432,086)    $    (479,638)    $   (952,448)     (198.6%)
 Net loss                              $  (1,432,086)    $     (29,638)    $ (1,402,448)   (4,731.9%)

=====================================================================================================

    The above costs reflect the activity of the Portfolios acquired by the Company. As the number of leases vary, so do the related expenses. As of January 31, 1994 Equipment Notes and Accrued Interest Receivable, Leased Property Under Capital Lease and Net Investment in Operating Leases were $60,997,940, $43,121,931 and $1,949,441, respectively, compared to $87,904,468, $44,291,407 and $5,293,165, respectively, at April 30, 1993. Discounted Lease Rentals and Accrued Interest Payable, and Capital Lease Obligations and Accrued Interest Payable were $45,071,221 and $61,007,448, respectively, compared to $49,584,419 and $87,910,364, respectively, at April 30, 1993. These and the above leasing revenue and expense decreases are due to payments made as to the Company's existing lease receivables and related obligations, which is a normal operating circumstance, and sales of the lease portfolios. Such revenues and expenses, and assets and liabilities are expected to change in future periods from new properties being acquired (resulting in increases), and for payments which will be received and made as to equipment and leases owned or disposed of, as the case may be (resulting in decreases).

    As the Company is, in part, in the business of acquiring, managing and selling Portfolio properties, the Company anticipates that it will acquire and will dispose of large amounts of such property in future years. The acquisition and disposition of these properties will result in substantial periodic fluctuations of revenues and expenses and will also result in periodic changes in the Company's assets and liabilities in equivalent proportions.

    The Company earns commissions, fees and other income from transactions which fluctuates substantially from one comparable period to the next. The Company believes that its relationship with its lease origination customers remains good, however, none of these companies are presently underwriting business in volumes sufficient to assure that the Company will have access to future suitable Portfolio purchases. The Company will continue to pursue Portfolio acquisitions on suitable terms as and when available, however, there is no assurance that the current economic environment will be easing in the near term sufficiently strong enough for the Company's customers to return to their pre-1991 lease origination volumes.

    The Company has recorded in the accompanying income statement as commissions, fees and other income $121,406 of broadcasting advertising revenue, which includes recognition of $40,409 of barter transaction revenue and has recognized $39,258 of barter transaction expense included in marketing, administrative and other operating expenses.

    Effective on February 23, 1994, Mark S. Manafo ceased to be a Director, Chief Operating Officer and employee of Partech Communications Group, Inc. ("PCG"), a wholly-owned subsidiary of the Company, and all of PCG's subsidiaries. Mr. Manafo's options to purchase 160,000 shares of Partech's stock terminated on February 23, 1994 and his options to purchase 90,000 shares will terminate three (3) months thereafter.

    During the nine months ended January 31, 1994 the Company earned $45,000 from partnerships which are partially owned by a nonconsolidated affiliate of which an officer of the Company is a general partner. The Company has incurred $4,050 for leasing a vehicle from its Chief Executive Officer and has leased such vehicle to the Chief Operating Officer of a subsidiary for $2,450.

Liquidity and Capital Resources

    The Company issued an aggregate of 2,360,086 shares pursuant to the exercise of its Class B Warrants at the Temporary Exercise Price of $1.00 during the Temporary Exercise Period. The Temporary Exercise Period expired July 23, 1993 and the offering terminated September 12, 1993. During the current period the Company charged to capital in excess of stated value deferred offering expenses in the amount of $5,728 which represent costs incurred in connection with its Warrant offering and other stock issuances. Also, during the current nine months the Company has deferred $6,918 of costs associated with the preliminary negotiations of other financings. The Company issued 110,000 shares to officers and directors during the current period for $5,500 and incurred $42,900 of compensation expense.

    During fiscal 1993 the Company issued 90,000 shares of its common stock pursuant to the exercise of warrants for which funds were not received. The Company recorded the receivable as common stock issued and unpaid, and brought suit to recover the monies owed. The Company had also recorded a liability for $40,000 for promotional services rendered by the person to whom the shares were issued. On January 6, 1994 the Company settled its law suit and received 7,200 shares of its common stock and relief from its $40,000 liability. The Company has recorded treasury stock, at its cost, in the amount of $11,588 and as charged $38,412 to capital in excess of stated value.

    On March 8, 1993 the Company received $500,000 in net proceeds from a total borrowing of $625,000 which was incurred to finance the purchase of WDZD-FM and to provide additional working capital, the difference of $125,000 was recorded as interest expense - related party in fiscal 1993. The loan was to be repaid by May 7, 1993, but was extended to June 7, 1993 for an additional charge of $62,500. The loan thereafter accrued interest at 5% per month. The extension fee and all interest for the current year are recorded as interest expense - related party. All principal, accrued interest and charges in the amount of $746,011 were paid on July 30, 1993. The lender, Funder's Trust 1992-A, is engaged in the business of providing short-term lending for accounts receivable and purchase order financing; the Chief Executive Officer of the Company is a trustee, but not a beneficiary, of this trust.

    The Company has used a combination of seller financing, sale-leaseback financing and secured bank loans to finance the acquisition of its Portfolio properties; and internally generated cash flow, and bank and equity financing to meet operating needs.

    Marketing, administrative and other operating payments were $1,215,785 for the first nine months of fiscal 1994 compared to $889,803 for the previous nine months. The increase is due to the radio station operations being supported and ungraded, and internal costs that cannot be deferred as to radio station acquisitions.

    During the nine months ended January 31, 1994 the Company paid $30,000 and issued 505,000 shares of its common stock, valued at $358,832 for advisory services rendered during the previous and current year. The Company expensed $219,665 during the current year, and $169,167 in fiscal 1993 for which 400,000 shares were recorded as common stock subscribed at April 30, 1993. The Company registered the 505,000 shares on a Form S-8.

    On January 3, 1994 the Company entered into an agreement for promotional services commencing January 3, 1994 and ending June 30, 1994, whereby it will pay $3,000 per month and it may issue up to 48,000 options (8,000 per month). The options would be exercisable at 100.25% of the closing bid price on the date of issuance. The Company has agreed, if requested between July 1, 1994 and December 31, 1994, to register the options on Form S-8. On January 31, 1994 the Company issued 8,000 options which are each exercisable at $1.6917.

    Current working capital assets, which are composed of cash and short-term (one year or less) receivables, increased from $250,282 January 31, 1993, to $542,411 at January 31, 1994. Short-term (one year or less) debt and accounts payable increased from $130,308 at January 31, 1993, to $180,689 at January 31, 1994, for a net increase in working capital of $241,748. As of January 31, 1994 there is positive working capital of $361,722. Subsequent to January 31, 1994 the Company has a lease transactions pending which will yield cash commissions of $60,000. The Company's trade payables at January 31, 1994 were $44,508 compared to $37,390 at January 31, 1993 and $42,554 at April 30, 1993.

    In connection with the frequency change and power upgrade for the Company's Shallotte, North Carolina radio station and the beginning phases of constructing another transmitting site to be located in the Florida Keys the Company has incurred, as of January 31, 1994, $208,400 of costs for construction in progress for the building of a broadcasting tower and transmitting sites. Such costs are included in property and equipment. The Company anticipates $167,711 to be incurred to finish the transmitting site to be located in the Florida Keys. The Shallotte, North Carolina construction was completed early February, 1994.

    During the current fiscal year the Company received $312,457 in cash from commissions, fees and other receipts, representing $193,328 from current period activities (which includes a $115,000 broker fee for a lease transaction) and $119,129 from receivables; and realized $148,384 from leased equipment residuals, of which $127,314 are included in commissions, fees and other receipts, and $21,070 are included in interest income. At January 31, 1994 the Company had a secured borrowing of $18,306 related to corporate activities and secured borrowings of $187,563 related to the acquisition of broadcast properties. During the nine months ended January 31, 1993 the Company realized $157,159 from leased equipment residuals, of which $130,291 is included in commissions, fees and other receipts, and $26,868 is included in interest income.

    The Company will continue to collect its receivables, liquidate debt, convert assets to cash, accumulate cash from asset sales and brokerage fees, remarket its equipment, and pursue new business opportunities where and whenever available. The Company believes that its cash on hand will be sufficient to sustain the Company's operations and its previous radio station purchase borrowings through the end of its current fiscal year. However, in order to consummate further radio station acquisitions and construction additional debt or equity financing will be necessary. The Company is presently negotiating additional debt and equity financing to complete all of its acquisitions and sustain operations beyond its current fiscal year.

                                    PART II

                                                                          Page
Item 4. Submission of Matters to a Vote of Security Holders                19
        ---------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

    (a) Exhibits

        Exhibit 3.3   Restated Certificate of Incorporation of Partech
                      Holdings Corporation dated January 25, 1994, filed herewith as Exhibit 3.3.

        Exhibit 11.   Computation of Earnings Per Share                    20

    (b) Reports on Form 8-K                                                30

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

    Partech Holdings Corporation's Annual Meeting of Stockholders was held on January 24, 1994. The Company solicited proxies. Thomas E. Reynolds and Jerald
K. Rayl were elected to the Board of Directors. John E. Rayl's term of office as a director continued after the meeting and is to expire November, 1994.

    The matters which were voted upon at the Meeting were as follows:

    1) The election of two directors, Thomas E. Reynolds and Jerald K. Rayl.

    2) Approval of an amendment of the Company's Articles of Incorporation as to foreign ownership of common stock, and foreign directors and officers. This amendment sought to limit ownership of the Company's Common Stock by a non United States person, government, entity or representative therefor to not more than twenty-five percent (25%) of the total number of shares of the Company's capital stock outstanding. Furthermore the amendment sought to limit the voting or control thereof to twenty-five percent (25%) of the Company's capital stock outstanding by any of the foregoing. Finally, the amendment sought to prohibit any of the foregoing to act as an officer of the Company and require that no more than one-fourth of the Board of Directors can be comprised of the foregoing.

    3) Adopt the Company's 1993 Long-Term Incentive Plan. The Plan has 600,000 shares available thereunder and consists of stock, stock options, cash and other types of awards.

    4) Ratify Hausser + Taylor as independent certified public accountants.

    The following table indicates the results of the voting:

                         Item 1     Item 1
                       Jerald K.  Thomas E.
                          Rayl     Reynolds    Item 2     Item 3     Item 4
For                    4,451,451  4,484,653  2,278,348  2,070,484  4,474,238
Against/Withheld          55,117     21,955     24,857    199,602     15,289
Abstain                        -          -     13,537     26,437     17,081
Broker non-votes         585,257    585,217  2,775,083  2,795,498    585,217

    Due to a clerical error some of the votes were not cast. If such clerical error had not occurred the results of voting would have been as follows:

                         Item 1     Item 1
                       Jerald K.  Thomas E.
                          Rayl     Reynolds    Item 2     Item 3     Item 4
For                    4,689,468  4,722,640  2,528,306  2,319,887  4,703,725
Against/Withheld          55,127     21,955     24,860    200,315     15,289
Abstain                        -          -     22,037     34,937     25,581
Broker non-votes         507,285    507,285  2,676,677  2,696,937    507,285

Item 6 (a).

    Exhibit 11 (a).  Earnings Per Share
    -----------------------------------

    Primary and fully diluted earnings per share are computed as follows:

Primary:

                                                                    Three Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                  5,634,871          2,650,701
                                                                    ===========        ===========
Net loss                                                            $  (277,250)       $  (142,817)
                                                                    ===========        ===========
Net loss per common share                                           $     (0.05)       $     (0.05)

                                                                    Nine Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                  4,924,627          2,408,990

Shares assumed to be issued upon exercising
  of stock purchase rights in excess of 20%
  repurchase limitation                                                       -          4,479,546
                                                                    -----------        -----------
     Average number of common and common equivalent shares            4,924,627          6,888,536
                                                                    ===========        ===========
Loss before cumulative effect of change in
  accounting principal                                              $(1,432,086)       $  (209,638)

Increase in interest income (net of tax) from assumed
  investment in certificates of deposit and decrease
  in interest expense (net of tax) from assumed
  payment of short-term debt with assumed
  stock purchase rights' proceeds in excess
  of 20% repurchase limitation                                                -            295,665
                                                                    -----------        -----------
     Adjusted income (loss) before cumulative effect of change
       in accounting principal                                       (1,432,086)            86,027

    Cumulative effect of change in accounting principal                       -            180,000
                                                                    -----------        -----------
       Adjusted net income (loss)                                   $(1,432,086)       $   266,027
                                                                    ===========        ===========
Income (loss) before cumulative effect of change in
  accounting principal                                                    (0.29)              0.01
Cumulative effect of change in accounting principal                        0.00               0.03
                                                                    -----------        -----------
    Net income (loss) per common share                              $     (0.29)       $      0.04
                                                                    ===========        ===========

Fully Diluted:

                                                                    Three Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                  5,634,871          2,650,701
                                                                    ===========        ===========
Net loss                                                            $  (277,250)       $  (142,817)
                                                                    ===========        ===========
     Net loss per common share                                      $     (0.05)       $     (0.05)

                                                                    Nine Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                  4,924,627          2,408,990

Shares assumed to be issued upon exercising
  of stock purchase rights in excess of 20%
  repurchase limitation                                                       -          4,479,678
                                                                    -----------        -----------
     Average number of common and common equivalent shares            4,924,627          6,888,668
                                                                    ===========        ===========
Loss before cumulative effect of change in
  accounting principal                                              $(1,432,086)       $  (209,638)

Increase in interest income (net of tax) from assumed
  investment in certificates of deposit and decrease
  in interest expense (net of tax) from assumed
  payment of short-term debt with assumed
  stock purchase rights' proceeds in excess
  of 20% repurchase limitation                                                -            279,621
                                                                    -----------        -----------

     Adjusted income (loss) before cumulative effect of change
       in accounting principal                                       (1,432,086)            69,983

    Cumulative effect of change in accounting principal                       -            180,000
                                                                    -----------        -----------
       Adjusted net income (loss)                                   $(1,432,086)       $   249,983
                                                                    ===========        ===========
Income (loss) before cumulative effect of change in
  accounting principal                                                    (0.29)              0.01
Cumulative effect of change in accounting principal                        0.00               0.03
                                                                    -----------        -----------
    Net income (loss) per common share                              $     (0.29)       $      0.04
                                                                    ===========        ===========

Notes regarding the calculation of primary and fully diluted earnings per share are:

    For the three and nine months ended January 31, 1994 shares issuable under stock purchase rights, are not included in primary or fully diluted earnings per share since inclusion of the assumed issuable shares is, in all instances, anti-dilutive. Included in the weighted average number of common shares outstanding are 615,000 shares issued pursuant to stock sales. During the current nine months the Company issued 2,359,481 shares pursuant to warrant exercises. If these shares had been issued at the beginning of the period primary and fully diluted earnings per share have been ($0.26).

    For the three months ended January 31, 1993 shares issuable under stock purchase rights, are not included in primary or fully diluted earnings per share since inclusion of the assumed issuable shares is, in all instances, anti-dilutive.

    Primary earnings per share for the nine months ended January 31, 1993, includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the modified treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price, not to exceed 20% of outstanding shares.

    For the nine months ended January 31, 1993 fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used.

    During the previous comparative period the Company issued 1,047,333 shares pursuant to warrant exercises. If these shares had been issued at the beginning of the previous fiscal year primary and fully diluted earnings per share would not have changed. Also, on November 6, 1992 the Company issued 217,704 shares to pay $81,056 of debt. If these shares had been issued at the beginning of the previous three months or at the beginning of the previous nine months primary and fully diluted earnings per share would not have changed. Additionally, on October 27, 1992 the Company issued 14,000 shares pursuant to a debt default agreement, which are included in the weighted average number of common shares outstanding for the current three and nine months.

    Additional primary and fully diluted earnings per share computations pursuant to Regulation S-K, CFR (S)229.601(b)(11): The following computations are submitted for informational purposes only pursuant to Regulation S-K, although they are contrary to APB 15 (computations for the nine months ended January 31, 1993 do not change from the original computations presented above).

Primary:

                                                                    Three Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                $ 5,634,871        $ 2,650,701

Shares assumed to be issued upon exercising
  of stock purchase rights in excess of 20%
  repurchase limitation                                                 387,824          3,791,542
                                                                    -----------        -----------
     Average number of common and common
      equivalent shares                                               6,022,695          6,442,243
                                                                    ===========        ===========
Net loss                                                            $  (277,250)       $  (142,817)

Increase in interest income (net of tax) from assumed
  investment in certificates of deposit and decrease
  in interest expense (net of tax) from assumed
  payment of short-term debt with assumed
  stock purchase rights' proceeds in excess
  of 20% repurchase limitation                                                -            156,426
                                                                    -----------        -----------
     Adjusted net loss                                              $  (277,250)       $    13,609
                                                                    ===========        ===========
     Net loss per common share                                      $     (0.05)       $      0.00

                                                                    Nine Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                  4,924,627          2,408,990

Shares assumed to be issued upon exercising
  of stock purchase rights in excess of 20%
  repurchase limitation                                               1,106,307          4,479,546
                                                                    -----------        -----------
     Average number of common and common
      equivalent shares                                               6,030,934          6,888,536
                                                                    ===========        ===========
Loss before cumulative effect of change in
  accounting principal                                              $(1,432,086)       $  (209,638)

Increase in interest income (net of tax) from assumed
  investment in certificates of deposit and decrease
  in interest expense (net of tax) from assumed
  payment of short-term debt with assumed
  stock purchase rights' proceeds in excess
  of 20% repurchase limitation                                           25,715            295,665
                                                                    -----------        -----------
     Adjusted income (loss) before cumulative effect of change
      in accounting principal                                        (1,406,371)            86,027

     Cumulative effect of change in accounting principal                      -            180,000
                                                                    -----------        -----------
        Adjusted net income (loss)                                  $(1,406,371)       $   266,027
                                                                    ===========        ===========
Income (loss) before cumulative effect of change in
  accounting principal                                                    (0.23)              0.01
Cumulative effect of change in accounting principal                        0.00               0.03
                                                                    -----------        -----------
     Net income (loss) per common share                             $     (0.23)       $      0.04
                                                                    ===========        ===========

Fully Diluted:

                                                                    Three Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                $ 5,634,871        $ 2,650,701

Shares assumed to be issued upon exercising
  of stock purchase rights in excess of 20%
  repurchase limitation                                                 405,139          3,791,542
                                                                    -----------        -----------
     Average number of common and common
      equivalent shares                                               6,040,000          6,442,243
                                                                    ===========        ===========
Net loss                                                            $  (277,250)       $  (142,817)

Increase in interest income (net of tax) from assumed
  investment in certificates of deposit and decrease
  in interest expense (net of tax) from assumed
  payment of short-term debt with assumed
  stock purchase rights' proceeds in excess
  of 20% repurchase limitation                                                -            156,426
                                                                    -----------        -----------
     Adjusted net loss                                              $  (277,250)       $    13,609
                                                                    ===========        ===========
     Net loss per common share                                      $     (0.05)       $      0.00

                                                                    Nine Months Ended January 31,
                                                                    ------------------------------
                                                                        1994               1993
Weighted average number of common shares outstanding                  4,924,627          2,408,990

Shares assumed to be issued upon exercising
  of stock purchase rights in excess of 20%
  repurchase limitation                                               1,106,307          4,479,678
                                                                    -----------        -----------
     Average number of common and common
      equivalent shares                                               6,030,934          6,888,668
                                                                    ===========        ===========
Loss before cumulative effect of change in
  accounting principal                                              $(1,432,086)       $  (209,638)

Increase in interest income (net of tax) from assumed
  investment in certificates of deposit and decrease
  in interest expense (net of tax) from assumed
  payment of short-term debt with assumed
  stock purchase rights' proceeds in excess
  of 20% repurchase limitation                                           25,715            279,621
                                                                    -----------        -----------
     Adjusted income (loss) before cumulative effect of change
      in accounting principal                                        (1,406,371)            69,983

     Cumulative effect of change in accounting principal                      -            180,000
                                                                    -----------        -----------
        Adjusted net income (loss)                                  $(1,406,371)       $   249,983
                                                                    ===========        ===========
Income (loss) before cumulative effect of change in
  accounting principal                                                    (0.23)              0.01
Cumulative effect of change in accounting principal                        0.00               0.03
                                                                    -----------        -----------
     Net income (loss) per common share                             $     (0.23)       $      0.04
                                                                    ===========        ===========

    Notes regarding the calculation of primary and fully diluted earnings per share pursuant to Regulation S-K, CFR (S)229.601(b)(11):

    Primary earnings per share for the three and nine months ended January 31, 1994, includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price.

    For the three and nine months ended January 31, 1994 fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used.

    Included in the weighted average number of common shares outstanding are 615,000 shares issued pursuant to stock sales. During the current nine months the Company issued 2,359,481 shares pursuant to warrant exercises. If these shares had been issued at the beginning of the period primary and fully diluted earnings per share have been ($0.23).

    Primary earnings per share for the three and nine months ended January 31, 1993, includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the modified treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price, not to exceed 20% of outstanding shares.

    For the three and nine months ended January 31, 1993 fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used.

    During the previous period the Company issued 1,047,333 shares pursuant to warrant exercises. If these shares had been issued at the beginning of the previous fiscal year primary and fully diluted earnings per share would not have changed. Also, on November 6, 1992 the Company issued 217,704 shares to pay $81,056 of debt. If these shares had been issued at the beginning of the previous three months or at the beginning of the previous nine months primary and fully diluted earnings per share would not have changed. Additionally, on October 27, 1992 the Company issued 14,000 shares pursuant to a debt default agreement, which are included in the weighted average number of common shares outstanding for the current three and nine months.


Item 6(b). Reports on Form 8-K.
           --------------------

    None.

    Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PARTECH HOLDINGS CORPORATION
                                         --------------------------------
                                         (Registrant)



    Date: March 16, 1994                 By:       /s/ JOHN E. RAYL
                                             ----------------------------
                                             John E. Rayl
                                             Chief Executive Officer, Treasurer
                                              and Director