Form 10-Q/A
period 1994-01-31
PARTECH HOLDINGS CORP
filed 1994-07-19
CIK 791027

                                     FORM 8


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                          PARTECH HOLDINGS CORPORATION
               (Exact name of registrant as specified in charter)



                                AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly report for the fiscal quarter ended January 31, 1994 as filed on Form 10-Q and as set forth in the pages attached hereto:

               Table of Contents

            Item 1.    Financial Statements

                 (a) Consolidated Balance Sheets as of January 31, 1994 and April 30, 1993

                 (b) Statements of Consolidated Operations for the Three Months and Nine Months Ended January 31, 1994 and 1993, respectively

                 (c) Statements of Consolidated Cash Flows for the Three Months and Nine Months Ended January 31, 1994 and 1993, respectively

                 (d) Notes to Consolidated Financial Statements, Note 2, Federal Income Tax

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations (not inclusive of Liquidity and Capital Resources)


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PARTECH HOLDINGS CORPORATION
                              ______________________________
                                       (Registrant)



                                  /s/ JOHN E. RAYL
                              By: ______________________________
                                  John E. Rayl
                                  Chief Executive Officer, President, Treasurer, Principal Financial Officer, and Director

    Date:  July 15, 1994


                                     PART I


Item 1.   FINANCIAL STATEMENTS
          --------------------

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                    CONSOLIDATED BALANCE SHEETS


                                                                    JANUARY 31,                     APRIL 30,
                                                                        1994                            1993
   ASSETS:
   Cash and cash equivalents                                      $     322,138                $    143,164
   Accounts receivable - related parties                                159,269                     108,318
   Accounts and commissions receivable (net of allowance
     for doubtful accounts of $3,148 and $0)                            113,098                      18,388
   Notes receivable - related parties                                   128,714                     129,000
   Residuals, notes and accrued interest receivable                     795,296                     918,843
   Equipment notes and accrued interest receivable                   60,997,940                  87,904,468
   Leased property under capital lease, at cost (net of
     accumulated amortization of $121,670,672
     and $141,703,003, respectively)                                 31,386,903                  44,291,407
   Net investment in operating leases (net of
     accumulated depreciation of $3,756,888 and
     $2,271,639, respectively)                                        1,949,441                   5,293,165
   Property and equipment, at cost (net of accumulated
     depreciation of $326,086 and $263,626, respectively)               628,368                     374,962
   Cost in excess of net assets acquired (net of
     accumulated amortization of $1,053,428
     and $957,067, respectively)                                      2,315,715                   2,410,775
   Investment in partnerships                                            45,498                      45,498
   Net investment in direct financing leases                          2,194,564                   3,330,791
   Deferred organization, stock issuance and
     other financing costs                                               67,099                      27,678
   Broadcasting rights                                                  411,326                           -
   Other assets                                                          80,750                     171,305

                                                                  -------------               -------------
       Total Assets                                               $ 101,596,119               $ 145,167,762
                                                                  =============               =============

                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                    CONSOLIDATED BALANCE SHEETS
                                                            (CONTINUED)

                                                                                       JANUARY 31,     APRIL 30,
                                                                                          1994           1993
            LIABILITIES:
            Accounts payable and accrued expenses                                   $      57,909    $     90,450
            Accounts payable - related parties                                             33,472          49,220
            Note payable - related party                                                        -         625,000
            Notes and accrued interest payable                                          2,367,137       3,514,047
            Broadcasting rights payable                                                   411,326               -
            Discounted lease rentals and accrued interest payable                      33,336,194      49,584,419
            Capital lease obligations and accrued interest payable                     61,007,448      87,910,364
            Accrued officer compensation and interest payable                              99,239         215,113
            Unearned income                                                                     -          10,902
            Deferred income taxes                                                          75,000          75,000
                                                                                     ____________    ____________
                Total Liabilities                                                      97,387,725     142,074,515
                                                                                     ------------    ------------

          STOCKHOLDERS' EQUITY:
            Preferred stock, $0.01 par value, 1,000,000 shares
              authorized, none issued and outstanding
            Common stock, $0.05 par value, 50,000,000 shares
              authorized, 5,636,906 and 2,662,425, respectively,
              issued                                                                      281,845         133,121
            Common stock subscribed, $0.05 par value, 400,000
              shares subscribed at April 30, 1993                                               -          20,000
            Capital in excess of stated value                                           7,885,949       5,545,851
            Retained deficit                                                           (3,947,812)     (2,515,725)
                                                                                     ------------    ------------
                                                                                        4,219,982       3,183,247

                Common stock issued and unpaid                                                  -         (90,000)
                Treasury stock, at cost                                                   (11,588)              -
                                                                                     ------------    ------------
                Total Stockholders' Equity                                              4,208,394       3,093,247
                Total Liabilities and Stockholders' Equity$                          ------------    ------------

                                                                                    $ 101,596,119    $145,167,762
                                                                                    =============    ============




                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                               STATEMENTS OF CONSOLIDATED OPERATIONS


                                                                                   THREE MONTHS ENDED JANUARY 31,
                                                                                 _________________________________
                                                                                       1994              1993
            REVENUES:
              Rental income                                                       $  5,421,626      $  8,601,414
              Commissions, fees and other income                                       199,164           164,632
              Interest income                                                        1,788,387         3,253,925
                                                                                  ------------      ------------
                Total Revenues                                                       7,409,177        12,019,971
                                                                                  ------------      ------------

            COSTS AND EXPENSES:
              Marketing, administrative and other operating expenses                   414,103           266,825
              Interest expense                                                       2,766,941         4,997,120
              Depreciation and amortization of property, equipment
                and leased property under capital lease                              4,470,153         6,867,978
              Amortization of cost in excess of net assets acquired
                and other intangible assets                                             35,231            30,865
                                                                                  ------------      ------------
                Total Costs and Expenses                                             7,686,428        12,162,788
                                                                                  ------------      ------------
            NET LOSS                                                                 $(277,251)        $(142,817)
                                                                                  ============      ============


            PRIMARY NET LOSS PER SHARE                                            $      (0.05)     $      (0.05)


            FULLY DILUTED NET LOSS PER SHARE                                      $      (0.05)     $      (0.05)

            AVERAGE NUMBER OF COMMON AND
             COMMON EQUIVALENT SHARES:
                Primary                                                              5,634,871         2,650,701
                Fully diluted                                                        5,634,871         2,650,701




                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                               STATEMENTS OF CONSOLIDATED OPERATIONS
                                                                                         NINE MONTHS ENDED JANUARY 31,
                                                                                       _________________________________
                                                                                             1994              1993
            REVENUES:
             Rental income                                                               $ 18,292,767      $ 26,607,757
             Commissions, fees and other income                                               288,821           285,876
             Interest income                                                                6,194,753        11,831,240
                                                                                         ------------      ------------
                Total Revenues                                                             24,776,341        38,724,873
                                                                                         ------------      ------------
            COSTS AND EXPENSES:
             Marketing, administrative and other operating expenses                         1,182,216           616,192
             Advisory services                                                                219,665                 -
             Interest expense - related party                                                 121,011                 -
             Interest expense                                                               8,970,622        17,406,306
             Depreciation and amortization of property, equipment
                and leased property under capital lease                                    15,609,253        21,089,418
             Amortization of cost in excess of net assets acquired
                and other intangible assets                                                   105,661            92,595
                                                                                         ------------      ------------
                Total Costs and Expenses                                                   26,208,428        39,204,511
                                                                                         ------------      ------------
            LOSS BEFORE INCOME TAXES AND CUMULATIVE
             EFFECT OF CHANGE IN ACCOUNTING PRINCIPAL                                      (1,432,087)         (479,638)

                Income tax benefit                                                                    -        (270,000)
                                                                                         ------------      ------------
            LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
             IN ACCOUNTING PRINCIPAL                                                       (1,432,087)         (209,638)

            CUMULATIVE EFFECT TO MAY 1, 1992 OF CHANGE
             IN ACCOUNTING PRINCIPAL FOR INCOME TAXES                                               -           180,000
                                                                                         ------------      ------------
            NET LOSS                                                                     $ (1,432,087)     $    (29,638)
                                                                                         ============      ============
            PRIMARY INCOME (LOSS) PER SHARE:
             Income (loss) before cumulative effect of change in
                accounting principal                                                     $      (0.29)     $       0.01
             Cumulative effect of change in accounting principal                                 0.00              0.03
                                                                                         ------------      ------------
            PRIMARY NET INCOME (LOSS) PER SHARE                                          $      (0.29)     $       0.04
                                                                                         ============      ============
            FULLY DILUTED INCOME (LOSS) PER SHARE:
             Income (loss) before cumulative effect of change in
                accounting principal                                                     $      (0.29)     $       0.01
                Cumulative effect of change in accounting principal                              0.00              0.03
                                                                                         ------------      ------------
            FULLY DILUTED NET INCOME (LOSS) PER SHARE                                    $      (0.29)     $       0.04
                                                                                         ============      ============
            AVERAGE NUMBER OF COMMON AND
               COMMON EQUIVALENT SHARES:
                Primary                                                                     4,924,627         6,888,536
                Fully diluted                                                               4,924,627         6,888,668

                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                              NINE MONTHS ENDED JANUARY 31,
                                                                                            _________________________________
                                                                                                  1994              1993
            CASH FLOWS FROM OPERATING ACTIVITIES:
             Commissions, fees and other receipts                                             $   312,457         $ 326,306
             Marketing, administrative and other operating
                payments                                                                       (1,215,785)         (889,803)
             Interest receipts                                                                     33,587            29,622
             Interest payments                                                                   (187,840)          (25,114)
                                                                                              -----------         ---------
                   Net Cash Used for Operating Activities
                                                                                               (1,057,581)         (558,989)
                                                                                              -----------         ---------

            CASH FLOWS FROM INVESTING ACTIVITIES:
             Payment to officer for loan                                                                -           (10,125)
             Investments in non consolidated affiliates                                            (2,844)           (1,206)
             Purchases of property and equipment                                                 (320,910)           (3,880)
             Proceeds from the sale of property and equipment                                      55,327               631
             Deferred organization costs                                                          (75,929)          (50,214)
             Escrow deposits for radio station acquisitions                                       (90,000)                -
                                                                                              -----------         ---------
                Net Cash Used for Investing Activities                                           (434,356)          (64,794)
                                                                                              -----------         ---------
            CASH FLOWS FROM FINANCING ACTIVITIES:
             Deferred stock, debt issuance and other financing costs                              (12,646)          (43,690)
             Proceeds from issuance of stock                                                    2,364,981           857,353
             Principal payments under bank borrowings                                                   -           (88,125)
             Principal payments under other borrowings                                                  -           (74,147)
             Principal payments under radio station acquisition
                financings                                                                        (10,889)                -
             Principal payments under officer loans                                                     -           (42,000)
             Principal payments under related party loans (other
                than officer loans)                                                              (625,000)                -
             Principal payments under capital lease obligations
                and other financings                                                              (45,535)           (4,147)
                                                                                              -----------         ---------
                Net Cash Provided By Financing Activities                                       1,670,911           605,244
                                                                                              -----------         ---------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  178,974           (18,539)

            CASH AND CASH EQUIVALENTS AT BEGINNING
                OF PERIOD                                                                         143,164            45,077
                                                                                              -----------         ---------
            CASH AND CASH EQUIVALENTS AT END
             OF PERIOD                                                                        $   322,138         $  26,538
                                                                                              ===========         =========

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                               STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                    RECONCILIATION OF NET LOSS
                                             TO NET CASH USED FOR OPERATING ACTIVITIES

                                                                                       NINE MONTHS ENDED JANUARY 31,
                                                                                     _________________________________
                                                                                         1994              1993
            Net loss                                                                $ (1,432,087)     $    (29,638)
                                                                                    ------------      ------------
            Adjustments to reconcile net loss to net cash used for
               operating activities:
            Expenses and revenues not affecting operating activities:
             Cumulative effect to May 1, 1992 of change in
                accounting principal for income taxes                                          -          (180,000)
             Depreciation and amortization of equipment,
                and intangible assets                                                 15,714,914        21,182,013
             Deferred costs expensed and amortized                                        38,127             2,874
             Advisory services paid in stock                                             189,665                 -
             Employee stock bonus                                                         42,900                 -
             Rental income                                                           (18,292,767)      (26,607,757)
             Leasing interest income                                                  (6,180,819)      (11,815,116)
             Leasing interest expense                                                  8,940,764        17,383,831
            Changes in assets and liabilities:
             Changes in accrued interest income                                           19,653            13,498
             Changes in accrued interest expense                                         (36,971)           (2,639)
             Changes in notes, accounts and
                commissions receivable                                                    56,910            31,891
             Changes in other assets                                                      (7,925)          (15,927)
             Changes in accounts payable and
                accrued expenses                                                        (116,574)         (252,440)
             Income taxes                                                                      -          (270,000)
             Other                                                                         6,629               421
                                                                                    ------------      ------------
                Total Adjustments                                                        374,506          (529,351)
                                                                                    ------------      ------------
            NET CASH USED FOR OPERATING ACTIVITIES                                  $ (1,057,581)     $   (558,989)
                                                                                    ============      ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                        Page 7


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

                                                                 Nine Months Ended January 31,
                                                                _________________________________
                                                                     1994            1993
ASSETS:
 Equipment notes and accrued interest receivable               $       -        $  (15,048,231)
 Leased property under capital lease (net of
    accumulated amortization)                                          -           (24,281,273)
 Net investment in operating leases                                 (715,565)        7,564,804
 Net investment in direct financing leases                        14,759,430                 -
                                                                ------------     -------------
    Total Assets                                                $ 14,043,865     $  31,764,700
                                                                ============     =============
LIABILITIES:
 Notes and accrued interest payable                             $ 14,759,430     $           -
 Discounted lease rentals and accrued interest payable          $   (715,565)    $ (16,716,469)
 Capital lease obligations and accrued interest payable                    -       (15,048,231)

                                                                ------------     -------------
    Total Liabilities                                           $ 14,043,865     $ (31,764,700)
                                                                ============     =============


        During the nine months ended January 31, 1994 the Company (1) incurred $59,079 of debt and expended $19,449 in cash for the purchase of fixed assets, (2) entered into a capital lease obligation for $7,670 for new equipment, (3) issued 110,000 shares for $5,500 in cash and incurred $42,900 of compensation expense, (4) recorded broadcasting rights of $413,157 and related broadcasting rights payable of an equivalent amount and (5) reduced common stock issued and unpaid for $90,000, relieved a liability in the amount of $40,000, charged capital in excess of stated value for $38,412 and recorded $11,588 of treasury stock, without receiving or expending cash.
During the nine months ended January 31, 1994 the Company purchased assets and liabilities, which included Net Investment in Direct Financing Leases of $14,759,430 and Notes and Accrued Interest Payable of $14,759,430. Also, during the nine months ended January 31, 1994 the Company disposed of Net Investment in Operating Leases of $715,565 (net of $1,142,909 of accumulated depreciation) and Discounted Lease Rentals and Accrued Interest Payable of a commensurate amount. Also during the current nine months leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $32,936,834 and accumulated amortization by an equivalent amount.

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

        As of January 31, 1994, the Company and its subsidiaries reported an aggregate cumulative Federal income tax loss carryforward of approximately $25,290,000, expiring through 2009.
As of January 31, 1993, the Company and its subsidiaries had aggregate Federal tax net operating loss carryforwards of approximately $22,768,000.

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


                        THREE MONTHS ENDED JANUARY 31, 1994 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1993


                                            Three Months Ended January 31,              Amount of Change
                                          --------------------------------    ------------------------------------
                                              1994              1993              Dollars              Percentage

  Rental income                          $  5,421,626       $  8,601,414        $   (3,179,788)         (37.0%)
  Commissions, fees and other income     $    199,164       $    164,632        $       34,532           21.0%
  Interest income                        $  1,788,387       $  3,253,925        $   (1,465,538)         (45.0%)

  Marketing, administrative and other
     operating expenses                  $    414,103       $    266,825        $      147,278           55.2%
  Interest expense                       $  2,766,941       $  4,997,120        $   (2,230,179)         (44.6%)
  Depreciation and amortization of
     equipment                           $  4,470,153       $  6,867,978        $   (2,397,825)         (34.9%)

  Loss before income taxes and
     extraordinary item                  $   (277,251)      $   (142,817)       $     (134,434)         (94.1%)
  Net loss                               $   (277,251)      $   (142,817)       $     (134,434)         (94.1%)


========================================================================================================================

               NINE MONTHS ENDED JANUARY 31, 1994 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1993

                                            Three Months Ended January 31,              Amount of Change
                                          --------------------------------    ------------------------------------
                                              1994              1993              Dollars              Percentage

  Rental income                          $   18,292,767     $  26,607,757       $(8,314,990)            (31.3%)

  Commissions, fees and other            $      288,821     $     285,876       $     2,945               1.0%
     income                              $    6,194,753     $  11,831,240       $(5,636,487)            (47.6%)
  Interest income
  Marketing, administrative and other
     operating expenses                  $    1,182,216     $     616,192       $   566,024              91.9%
  Interest expense                       $    8,970,622     $  17,406,306       $(8,435,684)            (48.5%)
  Depreciation and amortization of
     equipment                           $   15,609,253     $  21,089,418       $(5,480,165)            (26.0%)

  Loss before income taxes and
     extraordinary item                   $  (1,432,087)    $    (479,638)      $  (952,449)           (198.6%)
  Net loss                                $  (1,432,087)    $     (29,638)      $(1,402,449)         (4,731.9%)

========================================================================================================================


        The above costs reflect the activity of the Portfolios acquired by the Company. As of January 31, 1994 Equipment Notes and Accrued Interest Receivable, Leased Property Under Capital Lease and Net Investment in Operating Leases were $60,997,940, $31,386,903 and $1,949,441, respectively, compared to $87,904,468, $44,291,407 and $5,293,165, respectively, at April
   30, 1993. Discounted Lease Rentals and Accrued Interest Payable, and Capital Lease Obligations and Accrued Interest Payable were $33,336,194 and $61,007,448, respectively, compared to $49,584,419 and $87,910,364, respectively, at April 30, 1993. These and the above leasing revenue and expense decreases are due to payments made as to the Company's existing lease receivables and related obligations, which is a normal operating circumstance, and sales of the lease portfolios. Such revenues and expenses, and assets and liabilities are expected to change in future periods from new properties being acquired (resulting in increases), and for payments which will be received and made as to equipment and leases owned or disposed of, as the case may be (resulting in decreases).

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