Form 10-K
period 1994-04-30
PARTECH HOLDINGS CORP
filed 1994-07-19
CIK 791027

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended April 30, 1994        Commission file number  0-14361



                         PARTECH HOLDINGS CORPORATION
             (Exact Name of Company as Specified in Its Charter)



        Delaware                                        31-1166419
(State or Other jurisdiction of               (I.R.S. Employer I.D. Number)
incorporation or organization)

3366 Riverside Drive, Suite 200, Columbus, Ohio             43221
(Address of principal executive offices)                  (Zip Code)

      Company's telephone number, including area code:   (614) 538-0660


         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                             Title of Each Class
                             -------------------

                        Common Stock, par value $0.05


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ----
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.       Yes   X         No
                                                         ----           ----


    The approximate aggregate market value of voting stock held by nonaffiliates of the Company was $3,594,434 as of June 30, 1994.

    The Company had 5,579,706 shares of $0.05 par value common stock outstanding as of June 30, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                    1994 Notice of Annual Meeting, Part III

                                                   PARTECH HOLDINGS CORPORATION
                                                   1994 FORM 10-K ANNUAL REPORT


                                           TABLE OF CONTENTS
                                                                                                       PAGE
PART I
- - ------

     Item 1.   Business                                                                                  3

     Item 2.   Properties                                                                                8

     Item 3.   Legal Proceedings                                                                         8

     Item 4.   Submission of Matters to a Vote of Security Holders                                       8

PART II
- - -------

     Item 5.   Market for the Company's Common Equity and
                  Related Stockholder Matters                                                            9

     Item 6.   Selected Financial Data                                                                  10

     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   12

     Item 8.   Financial Statements and Supplementary Data                                              18

     Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                   43

PART III
- - --------

     Item 10.  Directors and Executive Officers of the Company                                          43

     Item 11.  Executive Compensation                                                                   43

     Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management                                                                 43

     Item 13.  Certain Relationships and Related Transactions                                           43

PART IV
- - -------

     Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K                        44

               Signatures                                                                               56

               Index to Exhibits                                                                        57

                                     PART I

Item 1.  BUSINESS

    Partech Holdings Corporation ("Partech") was incorporated in Delaware on March 25, 1985, and acts primarily as a holding company, owning 100% of the outstanding capital stock of four wholly-owned subsidiaries: Leeward Capital Corporation ("Leeward Capital"), an Ohio corporation formed in 1980, and its two subsidiaries; LCC Equipment Corporation ("LCC Equipment"), a Delaware corporation formed in 1985; LCC Asset Management Corporation ("LCC Asset Management"), a Nevada corporation, formed in 1990; and Partech Communications Group, Inc. ("PCG"), a Nevada corporation, formed in 1992, and its fifteen subsidiaries. Partech and its subsidiaries are referred to herein as the "Company."

    Through most of the 1980s and into 1990 the Company was actively involved in the equipment leasing business, which provided substantially all of the Company's revenue during that period. In the late 1980s, the equipment leasing industry experienced a significant change due to a number of factors, including the overall decline in the economy that caused equipment users to delay or cancel acquisition of new equipment, technological improvements in computer and peripheral equipment which altered leasing decisions of equipment users, and changes in tax laws. As a result of this change many of the major leasing companies have scaled back their operations, sold their portfolios, ceased originating new business or have gone out of business entirely. IBM Credit Corporation quickly filled the financing void left by the departure of these companies by aggressive pricing and having binding release clauses built into the original lease contracts, which further reduced the availability and profitability of computer lease transactions.

    The net effect of this industry-wide change was to significantly slow down the Company's equipment leasing operations. Therefore, since late 1990, the Company has actively pursued various business opportunities which were compatible with the Company's past experiences in the equipment leasing industry and which could take advantage of the unique talents and experience of existing management. The Company pursued a number of prospective opportunities over the years which it rejected because, among other reasons, of their failure to fit in with the Company's equipment leasing business. Contemporaneously with its search, the Company has continued to engage in equipment leasing activities, albeit on a considerably smaller scale than in the past.

    In mid-1992 the Company began to investigate the broadcast and communications industry. This industry appeared particularly attractive to the Company because of the Company's knowledge of electronic data processing equipment and its access to warehoused off lease computers and related equipment which were required in certain aspects of the broadcast industry.
The Company's investigation into this field led it to determine that there was a significant investment opportunity in the broadcast and communications business that had recently appeared and was likely to not last long. The unprecedented overinflated purchase prices that had been paid for broadcast properties in the 1980s caused many operators to find themselves in financial distress and broadcast properties were, accordingly, being offered for sale at deep discounts from the historic highs of only a few years earlier. Additionally, in August 1992, the Federal Communications Commission ("FCC") increased the number of radio stations a company may control and increased limits to the ownership of multiple stations in single markets.

    The combination of these factors resulted in the formation of PCG, which was formed for the purpose of acquiring, owning, managing, developing and brokering communications related technology including broadcast properties, telecommunications equipment, communications software and other products.

    From May, 1992 through July, 1993 the Company received approximately $3,560,000 in proceeds from the exercise of its A and B Warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in March, 1993 the Company received $500,000 in proceeds from a private borrowing which was repaid from the proceeds received upon the aforesaid exercise of B Warrants (see "Note - 13 Notes to the Consolidated Financial Statements"). These funds were used by the Company to repay all of its unsecured debts, fund its working capital requirements, finance the Company's search for broadcast properties and to acquire and upgrade the radio broadcast properties (described below).

    The Company is continuing to manage its lease portfolios and to acquire lease properties as and when suitable transactions become available. The Company is also pursuing the acquisition and management of FM radio station broadcast properties and leasing opportunities within the broadcasting industry. The Company expects that its broadcast acquisition policies will enable it expand its equipment leasing activities into this rather related industry in a manner that is wholly homogeneous with the Company's current leasing operations. The Company's business is derived from two segments, leasing and broadcasting. Financial and other information regarding these business segments appears on page 37 of this Annual Report on Form 10-K. The Company operated in predominately one segment for all years prior to 1994; therefore, no financial segment information is reported herein prior to fiscal 1994. Each of the business segments is more fully described below.

    ACQUISITION, MANAGEMENT AND SALE OF EQUIPMENT LEASE PORTFOLIOS

    The Company's leasing business consists of the acquisition, financing, ownership, management and brokerage of leases of data processing and other equipment. The Company's lease brokerage and management activities are principally conducted through LCC Equipment, LCC Asset Management and LCC Leasing International, Inc., which is a leasing broker and owner of equipment leases, and a wholly-owned subsidiary of Leeward Capital. Following is a general description of the Company's equipment lease acquisition and management activities. Defined terms have been applied consistently with the terms used in the Company's Consolidated Financial Statements.

    The Company acquires new equipment leases solely from other unaffiliated leasing companies and financial institutions. Generally, the Company will acquire a portfolio of leases consisting of numerous pieces of equipment already on lease to a user (a "Portfolio"). Financing for these purchases is accomplished by acquisition of the property subject to nonrecourse debt obtained by discounting the user lease (the "Operating Leases" and Net Investment in Operating Leases" collectively referred to hereinafter as "Operating Leases") with a financial institution ("Discounted Lease Rentals and Accrued Interest Payable"), seller financing ("Notes and Accrued Interest Payable") and cash. The Company may invest its own cash ("Net Investment In Direct Financing Leases" and "Residuals Receivable"), but has principally financed such purchases through sale-leaseback transactions of the equipment with an investor owner ("Equipment Notes and Accrued Interest Receivable," "Leased Property Under Capital Lease" and "Capital Lease Obligations and Accrued Interest Payable").

    Upon acquisition, the Company enters into a contract with the selling company to remarket the equipment and administer the Company's obligations under the Operating Leases. Payment for these services is accomplished through sharing of residual proceeds. The Company's revenues from these transactions include rental income from the Operating Leases, interest income from Equipment Notes and Accrued Interest Receivable from sale-leaseback transactions, lease brokerage fees and commissions (in cash and other property), and Residuals Receivable from the release and/or sale of equipment after the expiration of the various leases and early termination of leases.

    The equipment in the Company's Portfolios consists principally of data processing and communications equipment and is principally equipment manufactured by International Business Machines Corporation, Digital Equipment Corporation and Xerox Corporation. Users of the equipment, from whom Operating Lease payments are received, are principally major U. S. industrial, financial and service companies. All of the debt owed to financial institutions from discounting the Operating Leases is nonrecourse to the Company.

    The Company generally formed a special purpose grantor trust (the "Trusts") to acquire each designated Portfolio. The Trusts are formed pursuant to
Section 1746 of the Ohio Revised Code. The grantor and sole beneficiary of each Trust is generally either LCC Equipment or LCC Asset Management. The trustee of each Trust is the Chief Executive Officer of the Company. As of April 30, 1994 Company's twelve (12) active Business Trusts have approximately $89,465,000 in aggregate assets. There is no cross-collateralization of assets between Portfolios, each Portfolio and Trust constitutes a single investment transaction undertaken with a single unaffiliated leasing company and there is no commingling of assets or liabilities between Trusts.

    As the Company has been in the business of acquiring, managing and selling properties on a portfolio basis, it is anticipated that there may be acquisitions or dispositions of large amounts of such property in future years. The acquisition and disposition of these properties will result in substantial equal periodic fluctuations of revenues and expenses and will also result in substantial periodic changes in the Company's assets and liabilities in equivalent proportions (see "Note 3 - Notes to the Consolidated Financial Statements").

    The Portfolio properties are highly leveraged transactions. However, once the Discounted Lease Rentals and Accrued Interest Payable are paid, and the Operating Lease has ended (which are coterminus events), the equipment will be released to the same or another user, or will be sold, generally for substantially less than the original purchase price of the equipment. Gross proceeds from such release or sale are generally shared among several parties, but paid first to cover the remarketing agent's expenses, and as fees to the remarketing agent, then paid to the Company, and to the sale-leaseback owner (if participating in the sharing of the proceeds). Proceeds received by the Company will be applied to recover the Company's remaining investment in the equipment.

    The Company's leasing fee income for the current year totaled $115,000 and
was earned solely from Aim Financial Corporation.    For the fiscal year ended
April 30, 1993 the Company's leasing fee income totaled $349,064 which was earned from Aim Financial Corporation and Aftra Leasing Corporation, accounting for 82% and 18%, respectively, of the Company's leasing fee income. The Company believes that it's relationship with these customers remains good, however none of these companies are presently underwriting business in volumes sufficient to assure that the Company will have access to future suitable Portfolio purchases. The Company will continue to pursue Portfolio acquisitions on suitable terms as and when available, however, there is no assurance that the current economic environment will be easing in the near term sufficiently strong enough for the Company's customers to return to their pre-1991 lease origination volumes.

    RADIO BROADCASTING

    Once the Company decided upon expanding into the broadcast and communications industry, the Company quickly turned its attention to negotiating purchase contracts for radio broadcast properties in small to mid-sized markets, concentrating on vacation/resort destination locations due
to their increased immunity to recessionary problems.   By December, 1992 the
Company had entered into its first contract to purchase a radio station, which was approved for transfer by the FCC and consummated in March, 1993. Since that time, the Company has acquired a 49% interest in a station in Marathon Key, Florida, and has entered into purchase contracts for an additional seven
(7) stations, the applications for transfer of which are or will be filed with the FCC for approval (see table below). All subject stations are located in the southeastern United States.

    The Company has striven, in its acquisition strategy, to identify station candidates which are in need of significant retooling in order to became profitable. The Company's business plan calls for upgrading the stations' broadcast power wherever feasible, changing the stations' call letters, if appropriate, changing (often drastically) the stations' format in order to target a market's under-served listening audience and substantially modifying the stations' production operations, which includes reducing production and administrative personnel. Stations will be uplinked to national satellite broadcast sources, and interfaced with state-of-the-art computer-driven broadcast equipment to produce seamless broadcasts of music and programming to new audiences. The Company's experience with high-tech data processing equipment gives it this added ability to perform a complete face-over on stations being acquired to take advantage of situations where these acquisition candidates are presently falling behind their competitors.

    As a result of this make-over, the Company anticipates that it will capture a completely new and different listening audience than the acquisition candidates had. Improving the stations' broadcast power and targeting a "better" listening audience will each serve to increase the stations' broadcast market thereby substantially increasing their potential revenue base. The change in the stations' listening audiences and broadcasting markets will naturally lead to different advertisers utilizing the stations. The stations' sales personnel will engage in a program during the make-over which will identify and target markets to this new group of advertisers. Moreover, the regional aspect of the Company's broadcast chain will allow the Company to market to national and regional advertisers in substantially larger proportions than could the acquisitions candidates.

    Additionally, the Company's acquisition strategy calls for it to contract for more than one station in each market, in order to allow the Company to employ efficiencies of scale in significantly curtailing overhead, administrative and production costs, and, to a lesser extent, controlling selling costs of the stations. Additionally, multiple station ownership in a single market will permit the Company to simultaneously broadcast different formats, thereby allowing the Company to appeal to a larger and more diverse audience.

    The Company's first broadcast property acquisition was WDZD-FM, licensed to Shallotte, North Carolina. The Company immediately undertook to upgrade the station's 3,000 watt signal and expand its broadcast range and, therefore, its marketing reach pursuant to FCC approval which had been held but not developed by prior ownership. Accordingly, in February, 1994, the station's signal strength was upgraded to 25,000 watts, its call letters were changed to WLTT, and the station now serves both Myrtle Beach, South Carolina and Wilmington, North Carolina. The Company employs eight (8) full time employees at the station, four (4) of whom are salespeople.

    As previously mentioned, the Company acquired a 49% interest in WKKB, Inc., Marathon, Florida, and is in the process of constructing a 50,000 watt FM radio station in the Florida Keys, which will be leased to WKKB, Inc. In addition, the Company has entered into a Time Brokerage Agreement ("TBA") with WMOG-FM and WMOG-AM, for their daily operations which are licensed to St. Simons Island and Brunswick, Georgia, respectively. The Company has contracted to purchase these stations and its applications for license transfers are pending before the FCC. The TBA requires the Company to pay a monthly fee to broadcast its programming on the stations. The Company employs eleven (11) full time employees at these stations, four (4) of whom are salespeople.

    The Company has also entered into contracts for the purchase of stations WJPH-FM and WMFL-AM, Montecello, Florida, and WMLO-FM, Havanna, Florida, all of which will serve the greater Tallahassee, Florida market. The Company has also entered into a purchase contract for WIIS-FM, Key West, Florida. Applications for transfer of these broadcast licenses are currently pending before the FCC.
    The following table sets forth the frequency and power of each of the Stations and the date on which each of their FCC licenses expires (see "Note 24
- - - Notes to the Consolidated Financial Statements"):

                                                                                        Expiration Date of
    Station                 Market                       Frequency      Power            FCC Authorization
    -------                 ------                       ---------      -----            -----------------
    WLTT-FM (1)             Myrtle Beach, SC              103.7         25.0 kw           December 1, 1995
                            Wilmington, NC
    WKKB-FM (2)             Florida Keys                  105.3         3.0 kw            February 1, 1996

    WMOG-AM (3)             Brunswick, GA                 1490          0.6 kw               April 1, 1996
                            St. Simons Island

    WMOG-FM (4)             Brunswick, GA                 92.7          6.0 kw               April 1, 1996
                            St. Simons Island

    WJPH-FM (5)             Tallahassee, FL               101.9         6.0 kw            February 1, 1996

    WMFL-AM (5)             Tallahassee, FL               1090          1.0 kw            February 1, 1996

    WMLO-FM (6)             Tallahassee, FL               104.9         47 kw             February 1, 1996

    WIIS-FM (7)             Key West, FL                  107.1         2.5 kw            February 1, 1996
- - ------------------------

(1) WLTT-FM - Licensed to Shallotte, North Carolina. The station's market includes Wilmington, NC and Myrtle Beach, SC.

(2) WKKB-FM - Licensed to Marathon, Florida, which is in the middle of the Florida Keys island chain and its broadcast market is the Florida Keys. The Company owns 49% of WKKB, Inc. and intends to finance the development of the station and thereafter may pursue the acquisition of the remaining 51%. This station has a construction permit to increase power to 50kw.

(3) WMOG-AM - Licensed to Brunswick, Georgia. The Company has entered into time brokerage agreement and has an application for license transfer pending FCC approval.

(4) WMOG-FM - Licensed to St. Simons Island, Georgia. The Company has entered into time brokerage agreement and has an application for license transfer pending FCC approval.

(5) WJPH-FM and WMFL-AM - Both are licensed to Monticello, Florida and their broadcast market is Tallahassee, Florida. WJPH-FM has been granted a construction permit to increase power to 25kw and the Company has an application for license transfer for both stations pending FCC approval.

(6) WMLO-FM - Licensed to Havanna, Florida and has a construction permit to increase power to 47kw. The stations broadcast market is Tallahassee, Florida. The Company's application for license transfer is pending FCC approval.

(7) WIIS-FM - Licensed to Key West, Florida. The Company's application for license transfer is pending FCC approval. The stations broadcast market is Key West, Florida.

    REGULATION

    The radio broadcasting industry is subject to extensive federal regulation by the FCC. In particular, the Company's radio broadcast business is dependent upon its continuing to hold broadcasting station operating licenses issued by the FCC. Radio station licenses are issued for terms of up to seven years and are renewable for successive terms of up to seven years. While in the vast majority of cases, radio licenses are routinely renewed by the FCC, there can be no assurance that the Company's licenses will be renewed. Failure to obtain the renewal of any of the Company's broadcast licenses would have a material adverse effect on the Company's business and operations. Also, the activities of persons who would be deemed by the FCC to control the Company could adversely affect the Company's ability to obtain license renewals and to acquire additional radio stations. There can be no assurance that there will not be changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, which would restrict or curtail the ability of the Company to acquire, operate and dispose of its stations or, in general, to compete profitably with other operators of radio or other media properties. Nor can there be any assurance that there will not be other regulatory changes, including aspects of deregulation, that will result in a decline in the value of broadcasting licenses owned by the Company or adversely affect the Company's competitive position.

    ADVERTISING

    The Company believes radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The Company also believes that radio in general is more resistant to economic downturns than other advertising-supported media due to its relatively lower-priced advertising rates and lower commercial production costs.

    Advertising rates charged by radio stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers. The number of listeners of a station is often reported by rating service surveys such as Arbitron, although most small radio markets and many medium-sized markets are not serviced by Arbitron. Advertising rates are also dependent upon the number of stations in the market competing for the same demographic group and on the supply of and demand for radio advertising time. Rates are generally highest during the morning and afternoon drive-time hours.

    Radio station revenues are derived substantially from local, regional and national advertising. Local and regional sales generally are made by a station's sales staff. National sales are made by "national rep" firms, which specialize in radio advertising sales on the national level. These firms are compensated on a commission-only basis. Most contracts with advertisers are short-term, generally running for only a few weeks.

    Tourism is one of the major industries in the Company's targeted markets which are popular vacation destinations. In addition, the average stay for visitors is in excess of five days which, in management's view, provides an unusual opportunity for advertisers to reach tourists through repeated exposures to radio advertisements. Myrtle Beach (WLTT-FM) has enjoyed substantial population growth over the last few years. Broadcast Investment Analysts's INVESTING IN RADIO projects that the area's population will grow at an annual rate of 4.8% from 1989 through 1994, which is substantially faster than the projected national growth rate of 0.9% over such period.

    COMPETITION

    Radio broadcasting is a highly competitive business. The Company's radio stations directly compete for listeners and advertising revenues with other radio stations within their markets. Radio stations compete for listeners primarily on the basis of program content and, to a lesser extent, by hiring on-air talent which appeals to a particular demographic group. By building a strong audience base comprised of a specific demographic group in each of its markets (which will include several markets in the same region), the Company seeks to attract advertisers that target these listeners. The Company's major competitors may be owned by larger companies with greater resources.

    Other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising, also compete with the Company's stations for advertising revenues.

    The FCC has indicated that the present FCC Rules will allow a greater degree of consolidation, additional diversity and increased competition. The Company believes that the present FCC Rules will enhance its ability to compete in the marketplace. No assurance can be given, however, that the present FCC Rules will improve the Company's competitive position.

    SEASONALITY

    Radio industry revenues, like retailers, are seasonal and cyclical. The Company's strongest advertising season is in the months of September through January due to the holiday season, back-to-school advertising and retailers' inventory reduction measures. The second largest advertising season for the Company is in the months of May through September, due to the tourism industry and summer sporting events. As is the case throughout the radio broadcast industry, the months of February through April produce the lowest advertising revenue.

    OTHER INVESTMENTS

    The Company is also a general partner in nine real estate limited partnerships and receives from 0.01% to 1.00% of such partnerships' net income and loss, which has been minimal. In addition, the Company is a limited partner in two (2) leased equipment limited partnerships (which have active Portfolios) and receives 99% of each partnership's net income and loss. The Company's share of such net income or loss from leased equipment limited partnerships has not been significant for financial statement purposes. The Company's share, for financial accounting purposes, of net income or loss from these limited partnerships is not expected to be significant in future periods.

    The Company had a total of thirty-three (33) employees as of July 8, 1994, none of whom were represented by a labor union.

Item 2.  PROPERTIES

    The Company leases 4,218 square feet of suburban office space at 3366 Riverside Drive, Suite 200, Columbus, Ohio, 43221, under a three year operating lease which commenced April 6, 1992. The lease expires April 5, 1995. Such leased property is utilized for general corporate purposes, leasing and broadcasting activities. The Company owns five (5) acres in Shallotte, North Carolina which has a Company owned broadcasting tower and building located thereon. The land, tower and building hereof are currently not being utilized for broadcasting purposes, but the Company has entered into a lease, as lessor, for the tower and use of the building which is effective August 1, 1994 for five (5) years. Furthermore, the Company leases 1,440 square feet of ocean front office space in North Carolina for $900 per month, on a month to month basis, which is used for broadcasting purposes. The Company owns approximately sixteen (16) acres near Shallotte, North Carolina which has a broadcasting tower, building, and other broadcasting equipment located thereon. The property hereof is currently being utilized for broadcasting purposes. The five (5) acres in Shallotte, North Carolina and the property located thereon, along with other broadcasting equipment acquired or subsequently added which relates to the Company's Shallotte, North Carolina radio station is encumbered by the debt that was incurred for its acquisition.

Item 3.  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings incidental to its business. In the opinion of management, none of the proceedings, if adversely decided, would have a material effect on the business of the Company. The Company intends to vigorously prosecute or defend, as the case may be, all such matters.

    The Company has been involved in a dispute with the Estate of Joseph Bitonte and Star Bank Central Ohio, regarding a loan from the bank to Mr. Bitonte and a guarantee and pledge of collateral by the Company and Mr. John E. Rayl, C.E.O. (among others). In a settlement recently reached between the parties and to be entered into on or before August 6, 1994, the Company has agreed to pay $115,000 to the Bitonte Estate in full and final settlement of all matters in dispute against the Company and Mr. Rayl.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.

                                    PART II


Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company has historically reinvested its earnings in the business and therefore has paid no cash dividends on its common stock. The Board of Directors has no present intention of paying cash dividends in the foreseeable future. The payment of dividends in the future will be determined by the Board of Directors considering existing conditions such as financial and business conditions, financial requirements and beneficial opportunities for reinvestment of earnings and other conditions.

    The Company's common stock trades on The Nasdaq Small-Cap Market under the symbol APHC and on the Boston Stock Exchange under the symbol PTH.B. The number of stockholders of record of common stock on June 30, 1994 was approximately 2,000. The following table depicts the high and low sales price as reported on NASDAQ for the current fiscal year.


                                           FISCAL YEAR ENDED APRIL 30, 1994
                                           --------------------------------
                                        FOURTH         THIRD          SECOND         FIRST
                                       QUARTER        QUARTER         QUARTER       QUARTER
                      HIGH ASK         $    1.81      $   2 .06       $   2.13      $   1.97
                      LOW ASK          $    0.94      $   1 .44       $   1.00      $   0.97

                                           FISCAL YEAR ENDED APRIL 30, 1993
                                           --------------------------------
                                        FOURTH         THIRD          SECOND         FIRST
                                       QUARTER        QUARTER         QUARTER       QUARTER
                      HIGH ASK (1)     $    1.16      $   1 .20       $   1.08      $   1.28
                      LOW ASK (1)      $    0.52      $   0 .40       $   0.34      $   1.00


(1) After June 30, 1992 the Company is required to report high and low trade amounts, heretofore the Company reported high and low ask amounts. The National Association of Securities Dealers Automatic Quotation System did not maintain records of high and low trade amounts prior to June, 1992; therefore, the first quarter of fiscal 1993 only includes amounts hereof for the months of June and July. The high and low ask prices for the first quarter of fiscal 1993 were $1.44 and $1.06, respectively.

Item 6.          SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The Company's consolidated financial statements as of April 30, 1994 and for all years presented hereunder have been audited by Hausser + Taylor, CPAs, independent certified public accountants. The selected financial data set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing hereinafter.

                                                 FOR THE FISCAL YEAR ENDED APRIL 30,
                          -----------------------------------------------------------------------
                                1994              1993              1992             1991              1990
Operating Revenues        $   30,485,138     $  49,660,478     $  89,515,391     $ 109,504,773     $132,880,872
Income (Loss) Before Income
   Taxes, Extraordinary
   Item and Cumulative
   Effect of Change in
   Accounting Principle   $   (2,639,593)    $  (1,519,715)    $  (2,319,433)    $  (1,670,236)    $    536,379
Income Tax Expense
    (Benefit)             $            -     $     180,000     $           -     $    (647,616)    $          -
Income (Loss) Before
   Extraordinary Item and
   Cumulative Effect of
   Change in Accounting
   Principle              $   (2,639,593)    $  (1,699,715)    $  (2,319,433)    $  (1,022,620)    $    536,379
Extraordinary Item (1)    $            -     $           -     $           -     $     872,984     $          -
Cumulative Effect of
   Change in Accounting
   Principle (2)          $            -     $     180,000     $           -     $           -     $          -
Net Income (Loss)         $   (2,639,593)    $  (1,519,715)    $  (2,319,433)    $    (149,636)    $    536,379
Average Number of Common
   and Common Equivalent
   Shares - Primary (3)        5,086,690         6,950,914         1,268,857         1,413,090        1,190,645
Net Income (Loss) Per Share
   Before Extraordinary Item
   and Cumulative Effect
   of Change in Accounting
   Principle - Primary (3)$        (0.52)    $       (0.20)    $       (1.83)    $       (0.70)           $0.48
Extraordinary Item Per
   Share - Primary (3)    $         0.00     $        0.00     $        0.00     $        0.62     $       0.00
  Cumulative Effect of
   Change in Accounting
   Principle - Primary (3)$         0.00     $        0.03     $        0.00     $        0.00            $0.00
Net Income (Loss) Per
   Share - Primary (3)    $        (0.52)    $       (0.17)    $       (1.83)    $      (0.08)     $       0.48
Total Assets              $   93,420,160     $ 145,167,762     $ 269,931,484     $407,662,591      $545,050,232
Total Debt                $   90,443,733     $ 142,074,515     $ 266,589,256     $402,222,327      $539,545,332
Stockholders' Equity      $    2,976,427     $   3,093,247     $   3,342,228     $  5,440,264      $  5,504,900
Common Stock
   Outstanding (4)             5,579,706         3,062,425         1,395,503        1,186,348         1,186,348
Book Value Per Share (5)  $         0.53     $        1.01     $        2.39     $       4.59     $        4.64

                                      10

(1) An officer forgave $343,491 of the prior years' accrued compensation and interest, which was recognized as extraordinary income in fiscal 1991. In addition, two officers reduced their compensation for fiscal 1991 by $427,835 and $80,000, respectively. Had such salary reductions and debt extinguishment not occurred marketing, administrative and other operating expenses would have been $2,552,121. Loss before income taxes and extraordinary item would have been $2,178,071 and $1.52 per share, respectively, loss before extraordinary item would have been $1,530,455 and $1.06 per share, respectively, extraordinary item would have been $529,493 and $0.40 per share, respectively, and net loss would have been $1,000,962 and $0.68 per share, respectively. Earnings per share amounts are based upon primary earnings per share.

(2) The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") in February, 1992. The Company adopted SFAS 109, effective May 1, 1992, and accounted for its adoption as a cumulative effect of change in accounting principle. Prior periods were not restated. The cumulative effect of the adoption was $360,600 (net of a valuation allowance of $180,600), which was reported in the fiscal 1993's statements of consolidated operations.

(3) All earnings per share and stock related information have been restated for the 1 to 5 reverse stock split, which was effected March 9, 1992.

(4) This includes 400,000 shares and 12,000 shares which are issuable at April 30, 1993 and 1992, respectively.

(5) This is computed based upon common stock issued and outstanding (see 4).

(6) See "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements"

(7) There have been no cash dividends declared or paid during the last five years (see "Market for the Company's Common Equity and Related Stockholder Matters").

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    As discussed in the Company's 1993 Form 10-K many of the major leasing companies have scaled back their operations, sold their portfolios, ceased originating new business or have gone out of business entirely. IBM Credit Corporation quickly filled the financing void left by the departure of these companies by aggressive pricing and having binding release contracts built into the original lease contracts, which further reduced the availability and profitability of computer lease transactions. Market forces driven by economic uncertainties and technological advances have changed the markets for computer and other types of leasing. Economic uncertainties have caused many users to maintain with existing equipment and seek alternatives which provide low cost access to advanced technology. Due to technological advances equipment end users have more options available without creating a need for new equipment. All of these factors have contributed to the slowdown of the Company's leasing business.

    As a result of the downturn in the Company's leasing business the Company focused on cost containment for fiscal 1993 and 1992 and operated virtually on a cash basis while it sought out other business opportunities without the pressure and undue influence of creditors. The Company found that economic and other factors which were having a negative effect on the leasing industry were having a positive affect on the broadcasting industry. The Company sought out broadcasting leasing opportunities and uses for its warehoused computers and related equipment, and found that there were opportunities to acquire broadcast properties which would help diversify the Company's business, and create leasing and other opportunities within the broadcasting industry. In order to enter into its broadcast leasing opportunities and acquire broadcast properties, the Company undertook a public offering which provided capital to repay past borrowings (which included a $625,000 short-term financing), finance operations and provide financing for radio broadcast property acquisitions.
The Company received approximately $3,560,000 in proceeds from this public offering (see "Notes 13 and 20 - Notes to the Consolidated Financial Statements").

    In the latter part of fiscal 1993 the Company acquired its first broadcast property and has since then entered into agreements to acquire other broadcasting properties. The Company currently owns and operates WLTT-FM, located in Shallotte, North Carolina (serving the Wilmington, North Carolina and Myrtle Beach, South Carolina markets) and owns a 49% interest in WKKB-FM which is not operating, but has a construction permit to build a 50 kw station in the Florida Keys. On April 1, 1994 the Company entered into a Time Brokerage Agreement (the "Agreement") for the daily operations of WMOG-AM and WMOG-FM, located in St. Simons Island and Brunswick, Georgia, until the sale of the stations and transfer of the license is consummated (the results of operations are included in the accompanying income statements). The Agreement requires the Company to pay a monthly fee to broadcast it programming on the stations. The Company has requests pending FCC approval for the transfer of four FM and two AM stations (which include the WMOG stations). All of the Company's stations, current and future, are to be located in the southeastern United States (see "Note 24 - Notes to the Consolidated Financial Statements").

    The Company's financial results from its broadcasting operations are dependent on several factors, many of which are not in the Company's control. Such factors include, but are not limited to, the general strength of the local and national economies, the growth of the population in the Company's markets, the ability to attract a loyal following by providing popular programming, competition in each market, the comparative efficiency and cost of radio broadcasting compared to other advertising media, signal strength and penetration, and government regulation and policies. The Company's broadcasting revenues are primarily affected by the advertising rates the Company's radio stations are able to charge, which are based on the Company's competition in each market and its ability to attract audiences. The Company strives to increase its audiences by choosing a popular format for which there is vulnerable competition and to make the station publicly visible. The amount of advertisements that a station can broadcast without hindering audience levels and the resultant ratings is subject, in part, to the format of a station. Broadcasting revenues are increased by planning the number of commercials that can be sold within a particular format and making appropriate price adjustments for the supply and demand of commercials, taking into consideration local and regional market conditions.

    The Company expects that its broadcasting revenues will continue to grow, but will not become significant until all of the Company's acquisition activities (which are expected to continue into fiscal 1995 ) have been completed.

    As to the Company's leasing activities, the Company is continuing to manage its lease portfolios and to acquire lease properties as and when suitable transactions become available. The Company is also actively pursuing leasing opportunities within the broadcast industry. If the Company has idle broadcasting equipment it aggressively markets such equipment for lease.
Rental income and interest income are a function of the amount of equipment in the

Company's Portfolios which may change substantially from year to year based upon the volume of Portfolio acquisitions and dispositions. The Company's net earnings from its Portfolios (see "Business") is minimal until the Operating Lease are completed and the related Discounted Lease Rentals and Accrued Interest Payable are paid.

      The following tables indicate the comparative results of operations for the fiscal years ended April 30, 1994, 1993 and 1992 as to each immediately preceding year.

=================================================================================================================
                 FISCAL YEAR ENDED APRIL 30, 1994 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1993

                                              Fiscal Year Ended April 30,            Amount of Change
                                            ---------------------------------   -----------------------------
                                                1994              1993               Dollars      Percentage
   Rental income                             $  21,845,430     $  34,761,344     $  (12,915,914)      (37.2%)
   Commissions, fees and other income        $     449,743     $     494,192     $      (44,449)       (9.0)%
   Interest income                           $   8,189,965     $  14,404,942     $   (6,214,977)      (43.1%)
   Marketing, administrative and other
      operating expenses                     $   2,025,408     $     863,774     $    1,161,634       134.5%
   Interest expense                          $  11,753,578     $  13,364,059     $   (1,610,481)      (12.1%)
   Depreciation and amortization of
      equipment                              $  18,526,940     $  36,013,645     $  (17,486,705)      (48.6%)

   Loss before income taxes and
      cumulative effect of change
      in accounting principle                $  (2,639,593)    $  (1,519,715)    $   (1,119,878)      (73.7%)
   Net loss                                  $  (2,639,593)    $  (1,519,715)    $   (1,119,878)      (73.7%)

=================================================================================================================

    The above costs reflect the activity of the Portfolios acquired by the Company. As the number of leases vary, so do the related expenses. As of April 30, 1994 Equipment Notes and Accrued Interest Receivable, Leased Property Under Capital Lease and Net Investment in Operating Leases were $56,789,950, $29,084,845 and $1,359,646, respectively, compared to $87,904,468, $44,291,407 and $5,293,165, respectively, at April 30, 1993. Discounted Lease Rentals and Accrued Interest Payable, and Capital Lease Obligations and Accrued Interest Payable were $30,444,340 and $56,797,791, respectively, compared to $49,584,419 and $87,910,364, respectively, at April 30, 1993. These and the above leasing revenue and expense decreases are due to payments made as to the Company's existing lease receivables and related obligations, which is a normal operating circumstance, sales of the lease portfolios and the low volume of new lease Portfolios acquired. Such revenues and expenses, and assets and liabilities are expected to change in future periods from new properties being acquired (resulting in increases), and for payments which will be received and made as to equipment and leases owned or disposed of, as the case may be (resulting in decreases). During fiscal 1994 the Company acquired $14,759,430 of Net Investment in Direct Financing Leases and disposed of $715,565 of leased equipment (see "Notes 2 and 27 - Notes to the Consolidated Financial Statements").

    As the Company is, in part, in the business of acquiring, managing and selling Portfolio properties, the Company anticipates that it will acquire and will dispose of large amounts of such property in future years. The acquisition and disposition of these properties will result in substantial periodic fluctuations of revenues and expenses and will also result in substantial periodic changes in the Company's assets and liabilities in equivalent proportions.

    The Company has recorded in the accompanying income statement as commissions, fees and other income $205,223 of net broadcasting advertising revenue (after agency commissions), which includes recognition of $90,137 of barter transaction revenue and has recognized $81,814 of barter transaction expense included in marketing, administrative and other operating expenses. As the stations continue to mature the Company anticipates the percentage of barter transaction revenue compared to cash business will decline.

    The cash revenue for the first full year of operations for WLTT-FM was approximately $100,900. The station incurred an operating loss for the year which included the results of operations for ten (10) months at 3 kw. In

February, 1994 the Company completed the frequency, format, call letter, and power upgrade (to 25,000 watts) change for WLTT-FM. The loss is primarily due to operating a weak signal, in a small depressed local market for approximately ten (10) months. As a result of the stations upgrade the signal now reaches 298% more people located in a broadcast market which includes Wilmington, North Carolina and Myrtle Beach, South Carolina. Operating revenues for the months of March through May, 1994 have increased each month. The revenue increase is also due to the Company increasing the sales staff which now penetrates new and larger advertising markets and the initiation of an extensive promotion campaign which is expected to last until the summer tourist season begins in March, 1995. The Company expects WLTT-FM revenues to continue to increase and that it will turn profitable at the end of it initial promotional campaign.

    Cash revenue for WMOG-AM and WMOG-FM for April, 1994 was approximately $14,233, and for the months of April and May, 1994 this combination has been operating above break-even (exclusive of corporate expense allocation). On the date the Company assumed operations these stations were in receivership. The Company has changed the broadcast format and added employees. Operating revenues for the months of April and May, 1994 have increased each month and this trend is expected to continue. The Company anticipates that it will upgrade the FM station to 6,000 watts from 3,000 watts and will add six hours to its broadcast day.

    During fiscal 1994 the loss on residual values relates principally to equipment subject to release or sale which was comprised mostly of IBM and DEC equipment. Realization of the recorded equipment values has become difficult due to an over supply of used computer equipment which has reduced such equipment's current and future market value. Additionally, the decreased demand for new computer equipment has resulted in increased competition in the used equipment market. The resulting affect of the oversupply, decreased demand and increased competition has been to reduce the amount of current and predicted monies to be realized from residual proceeds.

    At the beginning of the current fiscal year the Company's investments in residual interests of leased equipment totaled $973,040. The value of this investment declined during the fiscal year to $291,741. This reduction is due to $227,096 of receipts, $4,042 of additions and a charge to operations of $458,245 for market declines in the value of used equipment. Realization of this remaining investment is dependent upon a number of factors outside the control of the Company, including general economic conditions at the time of anticipated residual realization, technological changes, changes in manufacturers' business and maintenance policies, and the remarketing skills of the Company or its remarketing agents (see "Note 2 - Notes to the Consolidated Financial Statements").

    The loss from operations for the fiscal year ended April 30, 1994 includes $340,676 of one time charges for interest and advisory services. Without these charges, the loss from operations would have been ($2,298,917). Furthermore, the loss from operations includes nonrecurring write offs of $256,268. Without the one time charges, nonrecurring write offs and residual write downs the loss from operations would have been ($1,584,404). The loss from operations also includes $671,612 of broadcasting operating expenses in excess of revenues. Marketing, administrative and other operating expenses increased from $863,774 in 1993 to $1,765,005 in 1994 due mainly to the additional broadcasting personnel, broadcasting operating costs, and costs which were incurred, but not deferred which relate to broadcast property acquisitions.

    During the fiscal year ended April 30, 1994 the Company paid $30,000 and issued 505,000 shares of its common stock, valued at $358,832 for advisory services rendered during the previous and current year. The Company expensed $219,665 during the current year, and $169,167 in fiscal 1993 for which 400,000 shares were recorded as common stock subscribed at April 30, 1993. The Company registered the 505,000 shares on a Form S-8. The Company issued 60,000 shares to officers and directors during the current period for $3,000 and incurred $23,400 of compensation expense.

    During the current period the Company incurred $86,700 of costs related to the investigations, negotiations and acquisitions of broadcast properties. The Company has deferred $46,251 of such costs and has expensed $65,000 of previously deferred costs which relate to abandoned acquisitions.

    The Company earns commissions, fees and other income from transactions which fluctuates substantially from one comparable period to the next. During fiscal 1994 and 1993 the Company earned $115,000 and $349,064, respectively, of leasing commissions. The Company believes that its relationship with its lease origination customers remains good, however, none of these companies are presently underwriting business in volumes sufficient to assure that the Company will have access to future suitable Portfolio purchases. The Company will continue to pursue Portfolio acquisitions on suitable terms as and when available, however, there is no assurance that the current economic environment will be easing in the near term sufficiently strong enough for the Company's customers to return to their pre-1991 lease origination volumes. During fiscal 1994 and 1993 the Company earned $96,615 and $67,617, respectively, from partnerships which are partially owned by a nonconsolidated affiliate of which an officer of the Company is a general partner. The Company has incurred $4,950 for leasing a vehicle from its Chief Executive Officer and leased such vehicle to the Chief Operating Officer of a subsidiary for $2,900. Also, during the current fiscal year the Company recognized $256,268 of nonrecurring write-offs which relates to the above mentioned partnerships and other nonconsolidated affiliates of the Company of which an officer of the Company is a general partner or officer.

    On May 25, 1994 the Company appointed Mr. James B. Dwyer III to the Board of Directors. The Company entered into a financial advisory contract with Dwyer & Associates, Inc. to assist in analyzing and negotiating broadcast property acquisitions and other related acquisition and financing activities.

    On May 9, 1994 a Special Meeting of Shareholders was called to approve a one (1) for three (3) reverse stock split (the "Reverse Split"). The Meeting is scheduled for July 21, 1994 and the Company expects the effective date to be July 22, 1994. If the Reverse Split is approved, each three (3) shares owned by holders of record of the Company's Common Stock at the close of business on the Effective Date will be converted into one (1) share.

    As a result of the Reverse Split, the number of options granted under the Company's 1989 Stock Option and Stock Appreciation Rights Plan and 1989 Incentive Stock Option Plan, and the exercise price thereof, and certain other stock purchase agreements to which the Company is a party will also require corresponding adjustments in accordance with the terms thereof to reflect the effects of the Reverse Split. Also, the shares authorized for issuance under the Company's 1989 Stock Option and Stock Appreciation Rights Plan, 1989 Incentive Stock Option Plan, and 1993 Long-term Incentive Plan will require corresponding adjustments in accordance with the terms thereof to reflect the effects of the Reverse Split. There will be no change in the number of common or preferred shares authorized for issuance.

    Although it cannot be predicted what effect the Reverse Split will have on stockholders or what the potential impact will be on the trading market, the Board of Directors believes that by effecting the proposed Reverse Split the result will be to increase the Corporation's common stock market value, and thereby increase the marketability and investment potential of the Corporation's common stock by causing the market price of the common stock to be in a range more attractive to investors, assist in increasing the stockholder base of the Corporation, and enhance the Corporation's ability to obtain future financing. However, there is no assurance whatsoever that any or all of such events will occur. Shareholders who hold a odd lot number of shares may be required to pay additional brokerage fees depending upon the brokers they utilize.

==================================================================================================================

               FISCAL YEAR ENDED APRIL 30, 1993 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1992

                                              Fiscal Year Ended April 30,            Amount of Change
                                           ----------------------------------   -----------------------------
                                                1993              1992              Dollars        Percentage
   Rental income                             $  34,761,344     $  65,755,543     $  (30,994,199)      (47.1%)
   Commissions, fees and other income        $     494,192     $     159,850     $      334,342       209.2%
   Interest income                           $  14,404,942     $  23,599,998     $   (9,195,056)      (39.0%)
   Marketing, administrative and other
      operating expenses                     $     863,774     $   1,045,665     $     (181,891)      (17.4%)
   Interest expense                          $  13,364,059     $  37,135,938     $  (23,771,879)      (64.0%)
   Depreciation and amortization of
      equipment                              $  36,013,645     $  52,349,015     $  (16,335,370)      (31.2%)

   Loss before income taxes and
      cumulative effect of change
      in accounting principle                $  (1,519,715)    $  (2,319,433)    $      799,718       (34.5%)
   Net loss                                  $  (1,519,715)    $  (2,319,433)    $      799,718       (34.5%)

==================================================================================================================

    Operating expenses were $863,744 for fiscal 1993, down from $1,045,665 and $2,044,286 in the preceding two years which were a result of the Company's cost reduction measures instituted in the latter part of fiscal 1990. During fiscal 1993 the Company incurred $104,551 of incremental costs associated with the organization of its broadcasting subsidiary, of which $24,551 were deferred, $50,000 were allocated to the acquisition of the Company's Shallotte, North Carolina station and $30,000 were expensed in fiscal 1993. At the end of fiscal 1993 the Company acquired WLTT-FM, Shallotte, North Carolina.

    As of April 30, 1993 Equipment Notes and Accrued Interest Receivable, and Leased Property Under Capital Lease were $87,904,468 and $44,291,407, respectively, compared to $159,000,800 and $102,242,667 respectively, at April 30, 1992. Also, the Company acquired Net Investment in Operating Leases which were $5,293,165 as of the end of the current fiscal year. Discounted Lease Rentals and Accrued Interest Payable, and Capital Lease Obligations and Accrued Interest Payable were $49,584,419 and $87,910,364, respectively, compared to $102,229,885 and $159,023,162, respectively, at April 30, 1992. During fiscal 1993 the Company earned $67,617 from partnerships which are partially owned by a nonconsolidated affiliate of which an officer of the Company is a general partner.

    At the beginning of the current fiscal year the Company's investments in residual interests of leased equipment totaled $1,606,620. The value of this investment declined during the fiscal year to $973,040. This reduction is due to $232,246 of receipts, $232,017 of additions and a charge to operations of $633,351 for market declines in the value of used equipment.

=================================================================================================================

                 FISCAL YEAR ENDED APRIL 30, 1992 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1991

                                              Fiscal Year Ended April 30,            Amount of Change
                                            ---------------------------------   -----------------------------
                                                1992              1991              Dollars      Percentage
   Rental income                             $  65,755,543     $  73,407,326     $   (7,651,783)      (10.4%)
   Commissions, fees and other income        $     159,850     $   1,861,399     $   (1,701,549)      (91.4%)
   Interest income                           $  23,599,998     $  34,236,048     $  (10,636,050)      (31.1%)
   Marketing, administrative and other
      operating expenses                     $   1,045,665     $   2,044,286     $     (998,621)      (48.8%)
   Interest expense                          $  37,135,938     $  50,644,548     $  (13,508,610)      (26.7%)
   Depreciation and amortization of
      equipment                              $  52,349,015     $  57,170,705     $   (4,821,690)       (8.4%)

   Loss before income taxes and
     extraordinary item                      $  (2,319,433)    $  (1,670,236)    $     (649,197)      (38.9%)
   Net loss                                  $  (2,319,433)    $    (149,636)    $   (2,169,797)   (1,450.1%)

=================================================================================================================

    As of April 30, 1992 Equipment Notes and Accrued Interest Receivable, and Leased Property Under Capital Lease were $159,000,800 and $102,242,667, respectively, compared to $240,558,085 and $155,020,468, respectively, for the previous fiscal year. Discounted Lease Rentals and Accrued Interest Payable, and Capital Lease Obligations and Accrued Interest Payable were $102,229,885 and $159,023,162, respectively, compared to $154,982,871 and $240,595,529, respectively, for the previous fiscal year. In addition, the Company recorded $45,000 in management fees from a nonconsolidated affiliate in which an officer is a general partner.

LIQUIDITY AND CAPITAL RESOURCES

    During the current period the Company incurred a loss of $2,639,593 and has incurred capital expenditures of $406,390. The Company has financed its activities from the proceeds received through the exercise of the Company's Warrants and from non cash charges of approximately $957,578. Capital expenditures for the purchase of WLTT-FM were provided by the proceeds of a short-term loan which was repaid from Warrant proceeds (see "Notes 2, 13, 18, 22 and 27 - Notes to the Consolidated Financial Statements").

    During the current fiscal year the Company received $406,114 in cash from commissions, fees and other receipts, representing $208,422 from current period activities (which includes a $115,000 broker fee for a lease transaction) and $197,692 from receivables; and realized $227,377 from leased equipment residuals, of which $206,145 are included in commissions, fees and other receipts, and $21,232 are included in interest income.

    Marketing, administrative and other operating payments were $1,607,204 for fiscal 1994 compared to $1,014,732 for the previous year. The increase is due to radio station operations and non deferred costs related to radio station acquisitions.

    Current working capital assets, which are composed of cash and short-term (one year or less) receivables, decreased from $374,011 April 30, 1993, to $136,544 at April 30, 1994. Short-term (one year or less) debt and accounts payable decreased from $830,080 at April 30, 1993, to $252,443 at April 30, 1994, for a net increase in working capital of $340,170. As of April 30, 1994 there is a working capital deficit of $115,899, which includes a $115,000 settlement obligation (see "Note 23 - Notes to the Consolidated Financial Statements"). Subsequent to April 30, 1994 the Company has a lease transaction pending which is anticipated to yield cash commissions of $60,000. The Company's trade payables at April 30, 1994 were $72,776 compared to $42,554 at April 30, 1993. Accrued officer compensation and interest payable decreased from $215,113 at April 30, 1993 to $52,649 at April 30, 1994. In addition the Company's pending contracts for the acquisition and development of its broadcast properties are $3,487,000 (see "Note 24 - Notes to the Consolidated Financial Statements").

    As of the date of this report the Company has issued $410,000 of secured promissory notes, has commitments for the issuance of an additional $150,000 of such notes and may seek to issue an additional $40,000 (see "Note 13 - Notes to the Consolidated Financial Statements"). The monies received are to be used for working capital purposes, and for broadcast property escrow deposits.

    The Company anticipates that it will continue to collect its receivables, liquidate debt, convert assets to cash, accumulate cash from asset sales and brokerage fees, remarket its equipment, and pursue new business opportunities where and whenever available. In addition the Company has entered into a letter of intent which provides for the sale of up to $7,500,000 of additional equity securities in a registered underwriting. The underwriting is subject to change based upon future market conditions. The Company anticipates that it will file a registration statement with the Securities and Exchange Commission as to these securities as soon as practicable after the filing of its April 30, 1994 annual report. In addition, the Company is pursuing additional secondary sources of mezzanine financing and other debt and/or equity transactions as they may become available (see "Note 24 - Notes to the Consolidated Financial Statements").

    The Company believes that funds provided from operations, together with the funds from the above described private and public financings will be sufficient to sustain the Company's operations, meet its obligations and acquire and construct its broadcast properties. Future revenue prospects will be determined by the availability of leasing transactions, the time frame within which the pending radio broadcast station acquisitions are completed and the operations of the stations assumed by the Company. Such revenue prospects may be adversely affected in the event transactions or such acquisitions are delayed or not consummated. Timely completion of acquisitions is subject to approval of the transfer of the broadcast licenses by the Federal Communications Commission, satisfactory completion of certain obligations by the various sellers and timely and successful performance by financing sources, including the Company's underwriter. In the event one or many events transpire to delay or terminate any or all planned acquisitions, the Company's operations may be less than anticipated but will continue through the management of its lease portfolio and broadcast station(s), and the acquisition of additional broadcast and lease properties as favorable transactions become available.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Partech Holdings Corporation:


    We have audited the accompanying consolidated balance sheets of Partech Holdings Corporation and subsidiaries as of April 30, 1994 and 1993, and the related statements of consolidated operations, stockholders' equity, and cash flows for the years ended April 30, 1994, 1993 and 1992, and the financial statement schedules of this Form 10-K. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related financial statement schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Partech Holdings Corporation and subsidiaries as of April 30, 1994 and 1993, and the results of their consolidated operations and their consolidated cash flows for the years ended April 30, 1994, 1993 and 1992, in conformity with generally accepted accounting principles. In addition, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.


                                                /s/ HAUSSER + TAYLOR


Columbus, Ohio
July 15, 1994

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                    CONSOLIDATED BALANCE SHEETS



                                                                             FISCAL YEAR ENDED APRIL 30,
                                                                         ----------------------------------
                                                                               1994                 1993
ASSETS:
Cash and cash equivalents                                                $        36,344    $       143,164
Accounts receivable - related parties                                                  -            108,318
Deposits, accounts and commissions receivable
    (net of allowance for doubtful accounts of $2,730
   and $0, respectively)                                                         137,328             18,388
Notes receivable - related parties                                                     -            129,000
Residuals, notes and accrued interest receivable                                 291,741            918,843
Equipment notes and accrued interest receivable                               56,789,950         87,904,468
Leased property under capital lease, at cost (net of
   accumulated amortization of $123,972,731
   and $141,703,003, respectively)                                            29,084,845         44,291,407
Net investment in operating leases (net of
   accumulated depreciation of $4,159,137
   and $2,271,639)                                                             1,359,646          5,293,165
Property and equipment, at cost (net of
   accumulated depreciation of $350,259
   and $263,626, respectively)                                                   613,906            374,962
Cost in excess of net assets acquired (net of
   accumulated amortization of $1,085,562
   and $957,067, respectively)                                                 2,283,781          2,410,775
Investment in partnerships                                                        45,498             45,498
Net investment in direct financing leases                                      2,230,641          3,330,791
Deferred organization, stock issuance and other
   financing costs                                                                86,708             27,678
Broadcasting rights                                                              381,818                  -
Other assets                                                                      77,954            171,305
                                                                            ------------       ------------
         Total Assets                                                    $    93,420,160    $   145,167,762
                                                                            ============       ============



                            The accompanying notes are an integral part of these financial statements.

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS
                                                            (CONTINUED)



                                                                             FISCAL YEAR ENDED APRIL 30,
                                                                         ----------------------------------
                                                                               1994                 1993
LIABILITIES:
Accounts payable and accrued expenses                                    $       198,899    $        90,450
Accounts payable - related parties                                                31,348             49,220
Note and accrued interest payable - related party                                 30,033            625,000
Notes and accrued interest payable                                             2,431,855          3,514,047
Broadcasting rights payable                                                      381,818                  -
Discounted lease rentals and accrued interest payable                         30,444,340         49,584,419
Capital lease obligations and accrued interest payable                        56,797,791         87,910,364
Accrued officer compensation and interest payable                                 52,649            215,113
Unearned income                                                                        -             10,902
Deferred income taxes                                                             75,000             75,000
                                                                            ------------       ------------
         Total Liabilities                                                    90,443,733        142,074,515
                                                                            ------------       ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued and outstanding
Common stock, $0.05 par value, 50,000,000 shares
   authorized, 5,586,906 and 2,662,425, respectively,
   issued                                                                        279,345            133,121
Common stock subscribed, $0.05 par value, 400,000
   shares subscribed at April 30, 1993                                                 -             20,000
Paid in capital                                                                7,863,988          5,545,851
Retained deficit                                                              (5,155,318)        (2,515,725)
                                                                            ------------       ------------
                                                                               2,988,015          3,183,247

         Common stock issued and unpaid                                                -            (90,000)
         Treasury stock, at cost                                                 (11,588)                 -
                                                                            ------------       ------------
         Total Stockholders' Equity                                            2,976,427          3,093,247
                                                                            ------------       ------------
Total Liabilities and Stockholders' Equity                               $    93,420,160    $   145,167,762
                                                                            ============       ============




                            The accompanying notes are an integral part of these financial statements.

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                                               STATEMENTS OF CONSOLIDATED OPERATIONS
                                                                    FISCAL YEAR ENDED APRIL 30,
                                                            ----------------------------------------------
                                                              1994              1993              1992
REVENUES:
   Rental income                                         $   21,845,430    $   34,761,344     $  65,755,543
   Commissions, fees and other income                           449,743           494,192           159,850
   Interest income                                            8,189,965        14,404,942        23,599,998
                                                            -----------       -----------       -----------
           Total Revenues                                    30,485,138        49,660,478        89,515,391
                                                            -----------       -----------       -----------
COSTS AND EXPENSES:
   Marketing, administrative and other operating expenses     1,765,005           863,774         1,045,665
   Nonrecurring write-offs - related party                      256,268                 -                 -
   Advisory services                                            219,665           176,417                 -
   Interest expense - related party                             121,011           125,000                 -
   Interest expense                                          11,632,567        13,239,059        37,135,938
   Loss on disposal and sale of fixed assets                      4,135                 -            78,147
   Loss on residual values                                      458,245           633,351         1,102,602
   Depreciation and amortization property, equipment
      and leased property under capital lease                18,526,940        36,013,645        52,349,015
   Amortization of cost in excess of net assets acquired
      and other intangible assets                               140,895           128,947           123,457
                                                            -----------       -----------       -----------
           Total Costs and Expenses                          33,124,731        51,180,193        91,834,824
                                                            -----------       -----------       -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                         (2,639,593)       (1,519,715)       (2,319,433)
    Income tax expense                                                -           180,000                 -
                                                            -----------       -----------       -----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                      (2,639,593)       (1,699,715)       (2,319,433)
   Cumulative Effect to May 1, 1992 of Change in
      Accounting Principle for Income Taxes                           -           180,000                 -
                                                            -----------       -----------       -----------
NET LOSS                                                 $   (2,639,593)    $  (1,519,715)    $  (2,319,433)
                                                            ===========       ===========        ==========
PRIMARY INCOME (LOSS) PER SHARE:
    Loss before cumulative effect of change in
       accounting principle                              $        (0.52)    $       (0.20)     $      (1.83)
    Cumulative effect of change in accounting principle            0.00              0.03              0.00
                                                            -----------       -----------        ----------
PRIMARY NET LOSS PER SHARE                               $        (0.52)    $       (0.17)     $      (1.83)
                                                            ===========       ===========        ==========
FULLY DILUTED INCOME (LOSS) PER SHARE:
    Loss before cumulative effect of change in
       accounting principle                               $       (0.52)    $       (0.20)     $      (1.83)
    Cumulative effect of change in accounting principle            0.00              0.03              0.00
                                                            -----------       -----------        ----------
FULLY DILUTED NET LOSS PER SHARE                         $        (0.52)    $       (0.17)     $      (1.83)
                                                            ===========       ===========        ==========
AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES:
         Primary                                              5,086,690         6,950,914         1,268,857
         Fully diluted                                        5,086,690         6,951,709         1,268,857

                            The accompanying notes are an integral part of these financial statements.

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                              COMMON                     RETAINED       COMMON STOCK      TREASURY        TOTAL
                               COMMON          STOCK         PAID IN     EARNINGS        ISSUED AND        STOCK,      STOCKHOLDERS'
                                STOCK        SUBSCRIBED      CAPITAL     (DEFICIT)         UNPAID         AT COST         EQUITY
                               -------      ------------    ----------  -----------    --------------    ----------   --------------
BALANCES AS OF
  APRIL 30, 1991               $59,317                $0    $4,057,524   $1,323,423                $0            $0      $5,440,264

Stock sales (excluding
  warrants)                      4,110                         125,890                                                      130,000

Warrant exercise stock sales
  (net of offering expenses)     5,748                          85,649                                                       91,397

Net loss                                                                 (2,319,433)                                     (2,319,433)

                               -------      ------------    ----------  -----------    --------------    ----------   --------------
BALANCES AS OF
  APRIL 30, 1992                69,175                 0     4,269,063    (996,010)                 0             0       3,342,228

Stock sales (excluding
  warrants)                     11,585                          76,471                                                       88,056

  Common stock subscribed                         20,000       233,750                                                      253,750

Reverse split shares dropped
  (720 shares)                     (36)                             36                                                            0

Warrant exercise stock sales
  (net of stock issuance and
  warrant redemption costs)     52,397                         966,531                        (90,000)                      928,928

Net loss                                       (1,519,715)               (1,519,715)
                               -------      ------------    ----------  -----------    --------------    ----------   --------------
BALANCES AS OF
  APRIL 30, 1993               133,121            20,000     5,545,851   (2,515,725)          (90,000)            0       3,093,247

Warrant exercise stock sales
  (net of stock issuance costs)117,974                       2,237,288    2,355,262

Stock sales (excluding
  warrants)                      8,250                         119,262      127,512

Common stock subscribed         20,000           (20,000)                  0

Other capital items                                            (38,413)                        90,000       (11,588)         39,999

Net loss                                                                 (2,639,593)                                     (2,639,593)
                               -------      ------------    ----------  -----------    --------------    ----------   --------------
BALANCES AS OF
  APRIL 30, 1994              $279,345                $0    $7,863,988  ($5,155,318)               $0      ($11,588)     $2,976,427
                               =======      ============    ==========  ===========    ==============    ==========   ==============

      The accompanying notes are an integral part of these financial statements.

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                    FISCAL YEAR ENDED APRIL 30,
                                                         ------------------------------------------
                                                              1994              1993              1992
CASH FLOWS FROM OPERATING ACTIVITIES:
   Commissions, fees and other receipts                  $      406,114    $      389,785     $     302,362
   Marketing, administrative and other operating
      payments                                               (1,607,204)       (1,014,732)         (648,122)
   Interest receipts                                             34,440            33,145           120,012
   Interest payments                                           (195,150)          (27,654)          (11,932)
                                                            -----------       -----------       -----------
        Net Cash Used For Operating Activities               (1,361,800)         (619,456)         (237,680)
                                                            -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments to officers for loans                                     -           (10,125)                -
   Proceeds from distributions from (investments in)
      non consolidated affiliates                                43,950            (1,756)            2,399
   Purchases of property and equipment                         (336,432)           (6,836)           (8,233)
   Proceeds from the sale of property and equipment              58,027               671             1,616
   Capitalized organization costs, including cash payments
      associated with the acquisition of radio stations        (106,482)          (66,798)                -
   Escrow deposits for radio station acquisitions               (90,000)                -                 -
   Payments for acquisition of radio stations                         -          (280,742)                -
                                                            -----------       -----------       -----------
      Net Cash Used For Investing Activities                   (430,937)         (365,586)           (4,218)
                                                            -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred stock, debt issuance and other financing costs      (21,315)          (61,209)          (41,254)
   Proceeds from issuance of stock                            2,364,981           857,958           226,175
   Principal payments under bank borrowings                           -           (88,125)          (43,542)
   Proceeds of other borrowings                                       -                 -           100,000
   Principal payments under other borrowings                          -           (74,147)                -
   Principal payments under radio station acquisition
      financings                                                (14,756)           (3,549)                -
   Proceeds from officer loans                                   30,000                 -            17,000
   Principal payments under officer loans                             -           (42,000)                -
   Proceeds from related party loans (other than officer loans)       -           500,000                 -
   Principal payments under related party loans (other than
      officer loans)                                           (625,000)                -                 -
   Principal payments under capital lease obligations and
      other financings                                          (47,993)           (5,799)           (2,088)
                                                            -----------       -----------        -----------
      Net Cash Provided By Financing Activities               1,685,917         1,083,129           256,291
                                                            -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 (106,820)           98,087            14,393

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                    143,164            45,077            30,684
                                                            -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                             $       36,344    $      143,164     $      45,077
                                                            ===========       ===========       ===========

                            The accompanying notes are an integral part of these financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of Partech Holdings Corporation, its wholly-owned subsidiaries, and their related business trusts (collectively, the "Company"), most of which are engaged in the acquisition, financing, ownership, management and brokerage of leases of data processing and other equipment. The consolidated financial statements also include Partech Communications Group, Inc., a wholly-owned subsidiary and its wholly-owned subsidiaries which are engaged in acquiring, owning, managing, developing and brokering in communications related technology including broadcast properties, telecommunications equipment, communications software and other products. The Company uses the equity method of accounting for its investments in real estate limited partnerships and equipment leasing limited partnerships (see Note 7). All material intercompany transactions have been eliminated. Certain reclassifications of previous year amounts presented herein have been made in order to conform with current year presentations.

    LEASING ACTIVITIES. The Company generally acquires leases of newly leased equipment solely from other unaffiliated leasing companies and financial institutions. Generally, the Company will acquire a portfolio of leases consisting of numerous pieces of equipment already on lease to a user (a "Portfolio"). Financing for these purchases is accomplished by acquisition of the property subject to nonrecourse debt obtained by discounting the user lease (the "Operating Leases" and "Net Investment in Operating Leases" collectively referred to hereinafter as "Operating Leases") with a financial institution ("Discounted Lease Rentals and Accrued Interest Payable"), seller financing ("Notes and Accrued Interest Payable") and cash. The Company may invest its own cash ("Net Investment In Direct Financing Leases" and "Residuals Receivable"), but has principally financed such purchases through sale-leaseback transactions of the equipment with an investor owner ("Equipment Notes and Accrued Interest Receivable," "Leased Property Under Capital Lease" and "Capital Lease Obligations and Accrued Interest Payable").

    The Company has acted as both lessor and lessee in leased equipment transactions and accounts for its leases in accordance with Financial Accounting Standards Board Statement No. 13, as further amended by subsequent pronouncements, which contains guidelines for classifying lease transactions where the Company is lessor as to (i) sales-type leases, (ii) direct financing leases, or (iii) operating leases; and, where the Company is lessee as to (i) capital leases or (ii) operating leases. As lessor, the Company has no sales-type leases and has accounted for its direct financing and operating leases as appropriate. The Company's accounting methods and their financial reporting effects are described hereunder.

    DIRECT FINANCING LEASES - The cost of equipment is recorded as Net Investment in Direct Financing Leases. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. The fair market value of the equipment at lease termination is recorded at lease inception (Residuals Receivable) and is reevaluated each accounting period thereafter. When Residuals Receivable are collected, as to Direct Financing Leases, such receipts are recorded as interest receipts. Initial direct costs are capitalized and amortized over the lease term. Income is recognized monthly to provide a constant yield and is recorded as interest income in the accompanying statements of operations (see Notes 2, 6 and 13).

    OPERATING LEASES - Rental income consists principally of monthly rentals from Operating Leases. Equipment subject to Operating Leases has been recorded at cost and is either depreciated over the lease term, if acquired by purchase (Net Investment in Operating Leases), or amortized over the lease term, if subject to a capital lease, (with the Company as lessee) to an amount equal to the estimated fair market value at the lease termination date. The fair market value of the equipment at lease termination is recorded at lease inception (Residuals Receivable) and is reevaluated each accounting period thereafter. Initial direct costs are capitalized and amortized over the lease term. Depreciation and amortization expense are recorded as such in the accompanying statements of operations (see Notes 4 and 9).

    DISCOUNTED LEASE RENTALS - The Company's Operating Leases have been assigned to financial institutions at fixed interest rates on a nonrecourse basis. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. Rental income and interest expense is recorded as lessees make payments to financial institutions (see Note 9).

    WRAP LEASES - In a wrap lease transaction, the Company either acquires equipment subject to an Operating Lease and nonrecourse financing, and then sells the equipment to a third party and leases the equipment back from the third party; or assumes an existing wrap lease from another leasing company, together with the existing third party note receivable, Operating Lease and nonrecourse debt. For financial reporting purposes, the Company will record, at the time of the transaction, the note receivable from the third party, a capital lease equal to the present value of the wrap lease payments, and the Operating Lease nonrecourse debt. The Company will recognize interest income as the third party note receivable is paid, amortization and interest expense as to the capital lease, rental income as to the Operating Lease and any subsequent Operating Leases, and interest expense as to the nonrecourse debt (see Notes 3, 9 and 14).

    EQUIPMENT SALES. Revenues from the sale of equipment and related costs are reflected in the accompanying statements of consolidated operations for all sales, and are reported as earnings when title to such equipment has transferred to the purchaser.

    COMMISSIONS, FEES AND OTHER INCOME. Income is earned from brokering and financing transactions in which the Company has earned and received cash and rights to future rental and sale proceeds sharing (Residuals Receivable) for services rendered in negotiating the sale, financing, or refinancing of leased equipment. The Company records commissions, fees and other income as income in the period earned. Where Residuals Receivable are earned, such values are initially recorded at the discounted present value of the Company's share of the future appraised value of the equipment. Thereafter, the Company reevaluates residual estimates each accounting period for any impairment of value (see Note 2). The Company also earns management fees for accounting and other management services provided which are not related to leases (see Note
15).  These fees are recognized as earned.

    The Company recognizes revenue for advertising time sold when the advertising is transmitted. If payment for advertising time is recorded prior to the advertising being transmitted the Company will record a liability for the advertising time due to be transmitted. The Company recognizes revenue net of discounts earned and commissions to be withheld by advertising agencies.

    BARTER TRANSACTIONS. The Company enters into barter transactions wherein advertising time is exchanged for goods and/or services which are used for promotional, sales and other business activities. When the advertising time exchanged in the barter transaction is transmitted the Company recognizes advertising revenue, when the goods or services are received or used the Company recognizes expense, unless the goods are to be resold, then the Company records such goods as inventory (see Note 11). Advertising revenue for barter transactions is recognized on the basis of the fair market value of the goods or services received. If the goods or services are received or used prior to the transmission of the advertising the Company records a liability (unearned broadcasting revenue). If the advertising is broadcast prior to the receipt of the goods or services a receivable is recorded (barter transactions receivable).

    BROADCASTING RIGHTS. Broadcasting rights for music and other programming consist of agreements to broadcast a specified or unlimited amount of program material over a defined time period at a specified fee. The Company reports an asset and a liability for the rights acquired and obligations incurred under such agreements when the broadcasting rights period begin, the total cost is known or reasonably estimable, the material to be broadcast is accepted and is available for broadcasting. Such asset and liability are recorded at the gross amount of the liability. The asset is amortized over the time period of the agreement or the expected number of broadcasts if this is a shorter period of time.

    NETWORK AFFILIATION AGREEMENTS AND TIME BROKERAGE AGREEMENTS. The Company may enter into agreements whereby a third party's programming and advertising material will be broadcast by the Company, who is the FCC license holder. The third party solicits advertising and receives fees for such advertising, the Company receives fees for broadcasting the material. The Company records these agreements as an intangible asset and amortizes them over the life of the agreement. The Company also enters into agreements where the Company's programming and advertising material will be broadcast by a third party who is the license holder. In such cases the Company will record revenue when earned and expenses when incurred.

    INTANGIBLE ASSETS. Intangible assets include cost in excess of net assets acquired, a broadcasting license and a noncompete agreement. These intangible assets are amortized over periods not exceeding twenty years. The Company evaluates the existence of any impairment related to intangible assets on the basis of whether the intangible assets are fully recoverable based upon undiscounted cash flows; historic, current and expected future results; and market capitalization. The periods of amortization are evaluated annually to determine whether circumstances have changed which necessitate revision. In the opinion of management no revision is necessary nor have any of the intangible assets diminished in value.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed on a straight line method at rates which are adequate to allocate the costs of such assets over their estimated useful lives see (Note 5). Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for additions and improvements are added to the cost of the property and equipment. Leasehold improvements are amortized over the life of the lease. Upon termination of the lease any remaining value is expensed.

    DEFERRED COSTS. The Company defers external costs associated with the acquisition of a radio station or broadcasting asset. Upon finalization of the acquisition the Company will capitalize these amounts as the cost of an asset purchased or as cost in excess of net assets acquired. Such amounts will be amortized on a straight line basis over the asset's life or 20 years, as the case may be. If the acquisition is terminated the Company will immediately expense the amounts.

    The Company also defers costs that relate to stock, debt and other financings. The Company's accounting policy is to capitalize such costs and amortize them over the life of any debt they may relate to or to charge them to paid in capital if they relate to equity financing. If the financing is terminated the costs are expensed.

    CASH FLOWS. For the purpose of the Statement of Cash Flows all of the Company's cash investments are liquid instruments with maturities of three months or less and are considered to be cash equivalents (see Note 27).

2.  RESIDUAL VALUES RECEIVABLE

    As of April 30, 1994 the Company has recorded the present value of its estimated equipment residual values, of which the gross values are receivable in the fiscal years ending subsequent to April 30, 1994 as follows (see Notes 1 and 6):

      Years Ending
      April 30,
         1995                                                           $      116,611
         1996                                                                  130,020
         1997                                                                   85,857
                                                                          ------------
         Total gross residual value receivable                          $      332,488
                                                                          ============

    Changes in the present value of the Company's share of estimated residual values for the periods indicated are as follows:
                                                                          Year Ended April 30,
                                                        _____________________________________________________

                                                             1994              1993                 1992
Balance at beginning year                                  973,040           1,606,620           3,794,794
Net additions (reductions) to residual values (1)            4,042             232,017           (728,217)
Collections                                              (227,096)           (232,246)           (357,355)
Provision for losses                                     (458,245)           (633,351)         (1,102,602)
                                                      ------------        ------------        ------------
Balance at end of year                              $      291,741      $      973,040      $    1,606,620
                                                      ============        ============        ============

(1) Net of amounts charged to unearned income.

    The Company evaluated the net realizable value of its equipment pools at April 30, 1994. The total net estimated realizable value of this equipment is $291,741 at April 30, 1994. The Company has charged $458,245 to operations in the current period for a decline in value.

    The Company evaluated the net realizable value of its equipment pools at April 30, 1993. The total net estimated realizable value of this equipment was $973,040 at April 30, 1993. The Company charged $633,351 to operations in fiscal 1993 for a decline in value. The Company also had a receivable recorded in Residuals, Notes and

Accrued Interest Receivable of $10,582, and a corresponding amount recorded in Unearned Income. These amounts have been eliminated against each other.
During the fiscal year ended April 30, 1993 the Company recognized Residuals Receivable with a present value of $190,064, which was included in commissions, fees and other income.

    The Company charged to operations $832,102 during fiscal 1992 as to the AmeriGroup properties as a result of settlement of various claims against AmeriGroup, Inc. Also, in fiscal 1993 the Company sold approximately $14,305,000 of leased assets relating to AmeriGroup, transferring $14,305,000 of liabilities and receiving $65,000 in cash which was included in commissions, fees and other income, and a note for $78,000, which will be recognized into income when collected. Also, the Company received an additional $40,975 as to these properties in fiscal 1993 which was included in commissions, fees and other income. The Company also had a receivable related to AmeriGroup recorded in Residuals, Notes and Accrued Interest Receivable of $794,280, and a corresponding amount recorded in Unearned Income, which were eliminated upon settlement.

    The Company evaluated the net realizable value of its other equipment pools at April 30, 1992. The total net estimated realizable value of this equipment was $1,541,620 compared to a total net book value of $1,812,120 (after applicable collections) at April 30, 1992. Consequently the Company has charged $270,500 to operations in fiscal 1992 for this decline in value.

3.  EQUIPMENT NOTES AND ACCRUED INTEREST RECEIVABLE

    Equipment Notes and Accrued Interest Receivable are due over terms not exceeding nine years and bear interest at fixed rates ranging from 8.8% to 12.35% per annum. The notes are collateralized by a security interest in the leased equipment and lease receivables due from users. The notes have been acquired by the Company as part of its Portfolio acquisitions (see Notes 1 and 14) and represent long-term installment receivables from the purchasers of the equipment, undertaken at the time the equipments' purchase from the manufacturer was originally financed. Principal and interest payments due the Company for the fiscal years ending subsequent to April 30, 1994, are as follows:

      Years Ending                                                                 Equipment Note
        April 30,                                                                      Payments
         1995                                                                      $    24,882,895
         1996                                                                           24,882,895
         1997                                                                           11,698,143
         1998                                                                            2,445,760
         1999                                                                            2,035,662
                                                                                      ------------
         Total                                                                          65,945,355

         Less portion pertaining to
            future interest income                                                      (9,155,405)
                                                                                      ------------
         Net notes and accrued interest receivable                                 $    56,789,950
                                                                                      ============

4.  NET INVESTMENT IN OPERATING LEASES

    The Company is lessor of data processing equipment recorded in Net Investment in Operating Leases which consists of mainly IBM and DEC equipment. The Company's Operating Leases recorded herein are for initial lease terms of 4 to 52 months, are recorded at cost and are net leases wherein the lessee pays taxes, licenses, insurance and provides for general maintenance. Such equipment is comprised of mainframes and peripheral equipment (see Notes 1 and 9). The Company's Net Investment in Operating Leases is comprised of the following components:

         Cost of investment in operating leases         $     5,518,783
         Accumulated depreciation                            (4,159,137)
                                                          -------------
         Net investment in operating leases             $     1,359,646
                                                          =============

    During the fiscal years ended April 30, 1994 and 1993 the Company incurred $3,217,953 and $2,271,639, respectively, in depreciation expense as to its investment in these operating leases.

5.  PROPERTY AND EQUIPMENT

                                                         Accumulated           Net            Assigned
   Asset Classification                       Cost       Depreciation      Book Value            Life
                                        -----------------------------------------------------------------
   Furniture and office equipment       $     394,405    $   (298,991)    $      95,414       5-10 years
   Broadcasting equipment                     400,385         (46,749)          353,636       3-20 years
   Automobile                                  23,079          (2,613)           20,466          3 years
   Building and improvements                   46,806          (1,835)           44,971         20 years
   Land                                        68,761              N/A           68,761              N/A
   Land improvements                            5,687             (71)            5,616         20 years
   Construction in progress                     3,539              N/A            3,539              N/A
   Inventory                                   21,503              N/A           21,503              N/A
                                         ------------     ------------     ------------
      Total                             $     964,165    $   (350,259)    $     613,906
                                         ============     ============     ============

    During the fiscal year ended April 30, 1994 the Company incurred $299,461 for the construction of its Shallotte, North Carolina radio station. Such construction was completed in early February, 1994.

6.  NET INVESTMENT IN DIRECT FINANCING LEASES

    The Company is a lessor of data processing and communications equipment leased to various users. The components of the Net Investment in Direct Financing Leases as of April 30, 1994 and 1993 are as follows (see Notes 1, 2 and 13):

                                                                               Fiscal Year Ended April 30,
                                                                          ---------------------------------
                                                                                 1994               1993
     Minimum lease payments receivable                                   $     2,563,386    $     3,968,850
     Estimated residual values                                                         -             54,197
     Less unearned revenue on lease payments
        and residual values                                                    (332,745)          (692,256)
                                                                            ------------       ------------
     Net investment in direct financing leases                           $     2,230,641    $     3,330,791
                                                                            ============       ============

    The minimum lease payments receivable are receivable in the fiscal years ending subsequent to April 30, 1994 are as follows:
    Years Ending                                                                     Minimum  Lease
       April 30,                                                               Payments to be Received
         1995                                                                      $     1,281,693
         1996                                                                            1,281,693
                                                                                      ------------
         Total minimum lease payments to be received                               $     2,563,386
                                                                                      ============

7.  INVESTMENT IN PARTNERSHIPS

    The Company is a general partner in nine (9) real estate limited partnerships and receives from 0.01% to 1.00% of the partnerships' net income and loss, which has been minimal. In addition, the Company is a limited partner in two (2) leased equipment limited partnerships (which have active Portfolios) and receives 99% of the partnerships' net income and loss. The Company's share of such net income or loss from leased equipment limited partnerships has not been significant for financial statement purposes.

8.  DEFERRED ORGANIZATION, STOCK AND DEBT ISSUANCE COSTS

    During the current period the Company deferred $46,251 of costs that relate to the acquisition of broadcast properties and expensed $65,000 of previously deferred costs which relate to abandoned acquisitions. Also, during the fiscal year ended April 30, 1994 the Company deferred $40,457 of costs that relate to preliminary negotiations of other financings (see Note 1).

    The Company charged to paid in capital deferred offering expenses during fiscal 1994 in the amount of $8,189 which represent costs incurred in connection with its Warrant offering and other stock issuances.

    During fiscal 1993 the Company incurred $104,551 of costs associated with the organization of it broadcasting subsidiaries, of which $24,551 were deferred, $50,000 were allocated to the acquisition of WDZD-FM and $30,000 were expensed in 1993 (see Note 22).

    The Company capitalized deferred offering expenses during the fiscal years ended April 30, 1993 and 1992 in the amount of $29,264 (which includes $98 of warrant redemption costs) and $56,767, respectively. These costs, were charged to paid in capital. Also during the year ended April 30, 1992 the Company capitalized $22,990 of expenses in relation to the issuance of debt. Such costs were amortized over the life of the debt (one year).

9.  DISCOUNTED LEASE RENTALS AND ACCRUED INTEREST PAYABLE

    Substantially all Operating Leases (see Note 1) are receivable in installments and have been assigned to various lending institutions at fixed rates on a nonrecourse basis. Discounted Lease Rentals and Accrued Interest Payable represent the present value of the Operating Lease payments discounted at the interest rate charged by the lending institution, generally ranging from 6.5% to 13.68%. Interest expense over the lease term represents the difference between the rentals to be paid by the user/lessee and the discounted proceeds. Minimum Operating Lease payments under noncancellable leases, and Discounted Lease Rentals and Accrued Interest Payable for the fiscal years ending subsequent to April 30, 1994, are as follows:

   Years Ending                                          Minimum Noncancellable Lease        Discounted Lease
    April 30,                                               Payments to be Earned             Rental Payments
      1995                                                     $   12,971,976                 $   12,418,370
      1996                                                         10,084,186                     10,024,036
      1997                                                          6,317,420                      6,316,687
      1998                                                          1,685,247                      1,685,247
                                                                 ------------                   ------------
      Total lease payments to be earned and discounted lease
         rentals and accrued interest payable, respectively    $   31,058,829                 $   30,444,340
                                                                 ============                   ============

      The Company's Operating Leases are for initial lease terms of 18 to 72 months and are net leases wherein the lessee pays taxes, licenses, insurance and provides for general maintenance. The total rental income from Operating Leases earned during the fiscal year ended April 30, 1994, and the two previous fiscal years is $21,845,430 $34,761,344 and $65,755,543, respectively.

10. OFFICE LEASE

    The Company leases 4,218 square feet of suburban office space under a three year operating lease which commenced April 6, 1992. The Company's lease obligation plus operating charges for the year ending April 30, 1995 is $35,378. The lease expires April 5, 1995. The Company also leases office space in Shallotte, North Carolina for $900 per month on a month-to-month basis.

11.  BARTER TRANSACTIONS

    During fiscal 1994 the Company has recognized $90,137 of barter transaction revenue which is included in commissions, fees and other income and $81,814 of barter transaction expense included in marketing, administrative and other operating expenses. Prior years amounts were not significant. The amount of goods and services which were received or used prior to the transmission of advertising was insignificant as of the balance sheet date.

12.  CONCENTRATION OF CREDIT RISK

    The Company sells advertising time to local and regional customers in North Carolina, South Carolina and Georgia. The Company grants credit to these customers and performs ongoing credit evaluations. There is no concentration of credit risks within an industry and no material concentration of credit risks for any single customer.

13.  NOTES AND ACCRUED INTEREST PAYABLE

        The Company's notes and accrued interest payable at April 30, 1994 and 1993 with their respective interest rates are as follows:
                                                                                 Fiscal Year Ended April 30,
                                                                             ---------------------------------
                                                                                    1994              1993
      Unsecured demand promissory notes payable to trade creditors, with
         interest at 18%                                                   $             -    $        38,168

      Unsecured demand promissory note and accrued interest payable to an
         officer, with interest at 10% (Note 15)                                    30,033                  -

      Note payable to related party, other than officers, with
         interest and loan fee                                                           -            625,000

      Installment note payable to vendors, collateralized with the equipment purchased, with interest at 8.6% and 5.09%,
         respectively                                                               17,517                671

      Installment notes and accrued interest payable related to radio station acquisition, collateralized with property purchased,
         with interest at 7%, for all years (see Note 22)                          183,697            198,451

      Installment notes and accrued interest payable to sellers, related to direct financing leases, collateralized with equipment leases and equipment notes receivable (Notes 1 and 6), with interest at
         fixed rates from 10.5% to 16%, for all years                            2,230,641          3,276,757
                                                                              ------------       ------------
      Total notes and accrued interest payable                             $     2,461,888    $     4,139,047
                                                                              ============       ============

    Notes and accrued interest payable for the fiscal years ending subsequent to April 30, 1994, are as follows:

                                                                   Type of Debt
  Years Ending                          ________________________________________________________________
   April 30,                                Corporate         Lease            Radio             Total
   Accrued Interest                     $          33    $      92,648    $           -    $      92,681
   1995                                        33,042        1,003,752           14,449        1,051,245
   1996                                         3,603        1,134,241           16,842        1,154,684
   1997                                         3,926                -           18,088           22,014
   1998                                         4,277                -          134,318          138,595
   1999                                         2,669                -                -            2,669
                                         ------------     ------------     ------------     ------------
   Total notes and accrued interest
      payable                           $      47,550    $   2,230,641    $     183,697    $   2,461,888
                                         ============     ============     ============     ============

    On March 8, 1993 the Company received $500,000 in net proceeds from a total borrowing of $625,000 which was incurred to finance the purchase of WDZD-FM (see Note 22) and to provide additional working capital, the difference of $125,000 is recorded as interest expense - related party. The loan was to be repaid by May 7, 1993, but was extended to June 7, 1993 for an additional charge of $62,500. The balance of the loan, fees and applicable interest (5% per month) was $746,011, and was paid on July 30, 1993. The loan was collateralized by a pledge of the common stock of Partech Communications Group, Inc. The Chief Executive Officer of the Company is a trustee, but not a beneficiary, of the lender.

      As of the date of this report and subsequent to April 30, 1994 the Company has received $410,000, has commitments pending receipt for $150,000 and may seek an additional $40,000 pursuant to an exempt offering of the Company's securities. The securities sold consists of a Unit (the "Unit") which includes a 6% per annum note (the "Note") and a warrant (the "Warrant"), which entitles its holder to purchase securities of the Company which are of the same class of securities that are contemplated to be offered in a planned public offering (see Note 24). The Company will be required to register the Warrant and underlying securities in the registration statement for the public offering. The Unit is convertible after September 30, 1994 into the Company's common stock at a price equal to 50% of the closing bid price on conversion date. If the Note has been paid in full the Warrant is exercisable for $1 into the Company's common stock for an amount of shares which equates to the dollar amount of the original Unit. Upon conversion of the Unit or exercise of the Warrant, another warrant is to be issued, which is exercisable into the number of shares issued upon the aforementioned exercise or conversion at the closing bid price on the date of exercise or conversion hereof. The Unit Note is collateralized by all of the issued and outstanding stock of the Company's communications subsidiary and 700,305 shares of the Company's common stock which is owned by John E. Rayl, C.E.O. and President. Mr. Rayl and the Company have agreed that if Mr. Rayl's shares are foreclosed upon the Company will satisfy its contribution obligation to Mr. Rayl by distributing two shares of the same class of stock for every one share foreclosed upon.

14.  CAPITAL LEASE OBLIGATIONS AND ACCRUED INTEREST PAYABLE

    The Company is obligated under long-term capital leases (see Notes 1 and 3) covering the lease of equipment for the fiscal years ending subsequent to April
30, 1994, as follows:

      Years Ending                                                                      Capital Lease
        April 30,                                                                 Obligation Payments
         1995                                                                      $    24,887,661
         1996                                                                           24,885,779
         1997                                                                           11,699,104
         1998                                                                            2,445,760
         1999                                                                            2,035,662
                                                                                      ------------
         Total minimum obligations                                                      65,953,966

         Less interest                                                                  (9,156,175)
                                                                                      ------------
         Present value of net minimum
            obligations and accrued interest                                       $    56,797,791
                                                                                      ============

15.  RELATED PARTY TRANSACTIONS

    For the fiscal year ended April 30, 1994 the Company 1) issued 60,000 shares to officers and directors for $3,000 and incurred $23,400 of compensation expense therefor, 2) earned $96,615 from partnerships which are partially owned by a nonconsolidated affiliate of which an officer of the Company is a general partner, 3) incurred $4,950 for leasing a vehicle from its Chief Executive Officer which was leased to the Chief Operating Officer of a subsidiary for $2,900, 4) recognized $256,268 of non recurring write-offs which relate to the above mentioned partnerships and other nonconsolidated affiliates of the Company of which an officer of the Company is a general partner or officer, 5) borrowed $30,000 from its Chief Executive Officer, and 6) applied a loan of $11,370 and accrued interest against compensation owed to its Chief Executive Officer. At the request of the underwriter's (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 24") the Company's Chief Executive Officer has agreed to reduce his salary effective May 1, 1994 to $110,000 per year from $249,700, such amendment to his salary includes an increase of 5% of income before income taxes (excluding the C.E.O.'s compensation and costs associated with the underwriting and any short-term loans undertaken until the underwriting is completed) over $1,000,000 of the previous year. This amendment will be null and void if the underwriting to which it relates is not undertaken and in such case the salary will be retroactively adjusted to the previous amount. For additional related party information see Notes 13 and 23.

    For the fiscal year ended April 30, 1993 the accompanying financial statements include $67,617 of income recognized from partnerships in which the Company and its Chief Executive Officer are general partners. In addition, the Company entered into several transactions with its Chief Executive Officer including the exchange of a note payable in the amount of $81,056 for 217,704 shares of restricted common stock, issuance of 100,000 shares upon the exercise of 100,000 Class A Warrants, repayment of loans in the amount of $43,225, an advance of $10,125, and leased a van at the rate of $450 per month.

    During the fiscal year ended April 30, 1992 the Company recognized $45,000 in management fees from a nonconsolidated affiliate in which an officer of the Company is a general partner; and at the end of fiscal 1992 the Company's president had personally guaranteed repayment of $88,125 of the Company's obligations.

16.  EMPLOYEE STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

     The following table sets forth: (1) the number of shares of the Company's common stock issuable at April 30, 1994 pursuant to outstanding Options; (2) the exercise price per share; (3) the aggregate exercise price; (4) the expiration dates; and (5) the market values of such shares at April 30, 1994, based on $1.00 per share, which is the average of the high and low ask and bid prices on the National Association of Securities Dealers Automated Quotation system at April 30, 1994 (see Note 19).

                                   Number of
                                     Shares                                                          Market
                                  Covered By          Exercise      Aggregate                       Value at
                                  Outstanding        Price Per      Exercise       Expiration       April 30,
           Plan                     Options             Share         Price          Dates            1994
- - -----------------------           ---------          -------       -----------      --------       -----------
Incentive Stock Option Plan        71,428            $   0.69      $      49,285     11/18/02      $     71,428

Incentive Stock Option Plan       250,000 (1)        $   1.09      $     272,500       7/15/03     $    250,000

Incentive Stock Option Plan         1,500            $   0.9375    $       1,406       4/29/04     $      1,500

Stock Option and Stock
   Appreciation Rights Plan       100,000            $   0.69      $      69,000     11/18/02      $    100,000

Stock Option and Stock
   Appreciation Rights Plan       340,000 (1)        $   1.09      $     370,600       7/15/03     $    340,000

(1) On February 23, 1994 160,000 Stock Option and Stock Appreciation Rights Plan options terminated and three months thereafter 90,000 Incentive Stock Option Plan options terminated.

(2) All Options are currently exercisable, except as noted above, and no Options were exercised during the current period.

17.  OTHER STOCK OPTIONS

     On January 3, 1994 the Company entered into an agreement whereby it may issue up to 48,000 options (8,000 per month), commencing January 1, 1994 and ending June 30, 1994. The options would be exercisable at 100.25% of the closing bid price on the date of issuance. The Company has agreed, if requested between July 1, 1994 and December 31, 1994, to register the options on Form S-8. As of April 30, 1994 the Company had issued 8,000 options which are each exercisable at $1.6917.

18.  WARRANTS

     The Company issued an aggregate of 2,360,086 shares pursuant to the exercise of its Class B Warrants at the Temporary Exercise Price of $1.00 during the Temporary Exercise Period. The Temporary Exercise Period expired July 23, 1993 and the offering terminated September 12, 1993.

19.  PROPOSED REVERSE STOCK SPLIT

     On May 9, 1994 a Special Meeting of Shareholders was called to approve a one (1) for three (3) reverse common stock split (the "Reverse Split"). The Meeting is scheduled for July 21, 1994 and the Company expects the effective date to be July 22, 1994. If the Reverse Split is approved, each three (3) shares owned by holders of record of the Company's Common Stock at the close of business on the effective date will be converted into one (1) share. As a result of the Reverse Split there will be corresponding adjustments for all previous stock purchase rights granted and the number of shares authorized thereunder in accordance will all plan terms therefor.

20.  COMMON STOCK AND CAPITAL TRANSACTIONS

     The Company's Common stock trades on The Nasdaq Small-Cap Market under the symbol APHC and on the Boston Stock Exchange under the symbol PTH.B. The
Company's common stock issued and outstanding is as follows (see Note 19):

                                                             Total Number        Common          Paid in
                                                               of Shares          Stock          Capital
     Issued and outstanding shares as of April 30, 1992         1,383,503    $     69,175       $4,269,063

     Stock sales (excluding warrants)                            231,704           11,585           76,471

     Common stock subscribed                                     400,000           20,000          233,750

     Warrant exercise stock sales (net of offering
        expenses)                                              1,047,938           52,397          966,531

     Reverse stock split fractional shares dropped                  (720)             (36)              36
                                                              ----------       ----------       ----------
     Issued and outstanding shares as of April 30, 1993        3,062,425          153,121        5,545,851

     Warrant exercise stock sales (net of offering
        expenses)                                              2,359,481          117,974        2,237,288

     Stock sales (excluding warrants and net of offering
        expenses)                                                565,000           28,250          119,262
     Common stock subscribed                                   (400,000)         (20,000)                -

     Other charges                                                     -                -          (38,413)
                                                              ----------       ----------       ----------
     Issued shares as of April 30, 1994                        5,586,906      $   279,345     $  7,863,988
                                                              ==========       ==========       ==========

    During the fiscal year ended April 30, 1994 the Company paid $30,000 and issued 505,000 shares of its common stock, valued at $358,832 for advisory services rendered during the previous and current year. The Company expensed $219,665 during the current year, and $169,167 in fiscal 1993 for which 400,000 shares were recorded as common stock subscribed at April 30, 1993.

    As of April 30, 1994 the Company has 44,413,094 shares of its $0.05 per share par value common stock authorized for issuance and unissued, and 7,200 shares in its treasury stock account. As of April 30, 1994 there were 762,928 shares reserved and issuable under various stock option plans (see Note 16).

    During fiscal 1993 the Company issued 90,000 shares of its common stock pursuant to the exercise of warrants for which funds were not received and recorded a liability for $40,000 for promotional services rendered by the person to whom the shares were issued. The Company recorded the receivable as common stock issued and unpaid. In fiscal 1994 the Company received from this person 7,200 shares of its common stock and relief from its $40,000 liability. The Company has recorded treasury stock, at its cost, in the amount of $11,588 and has charged $38,413 to paid in capital.

21.  INCOME TAXES

    The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") in February, 1992, which changed the accounting principles used in reporting income tax expense pursuant to Accounting Principals Board Opinion No. 11 ("APB 11"). All amounts computed for fiscal 1993 and thereafter are pursuant to SFAS 109 and all amounts computed for fiscal 1992 are pursuant to APB 11.

    For financial accounting purposes income taxes were reported pursuant to APB 11 using the deferred method. SFAS No. 109 requires the reporting of income taxes using an asset and liability approach and measuring the change in the tax asset or liability. A deferred tax asset or liability generally arise from changes in differences between financial reporting and tax bases of all assets and liabilities (with exception related to goodwill). A deferred tax asset will result in an income tax benefit (before valuation allowance), conversely a deferred tax liability will result in income tax expense. Previously recorded deferred tax assets and liabilities are adjusted upon any changes in enacted tax rates. Differences between financial reporting and tax bases usually result from differences in timing of income and expense recognition. A valuation allowance is applied to a tax asset for any amount that does not meet certain realizability criteria. A change in the amount of valuation allowance that is applicable to the beginning of the year balance is recognized in income from continuing operations, increases in the valuation allowance are recognized as income tax expense and decreases are recognized as income tax benefit.

    The Company has adopted SFAS 109, effective May 1, 1992, and accounted for its adoption as a cumulative effect of change in accounting principle. Prior periods were not restated. The cumulative effect of the adoption was $360,600 (net of a valuation allowance of $180,600), which was reported in the fiscal 1993's statements of consolidated operations. The valuation allowance at the beginning fiscal 1994 was $788,200 and increased $843,800.

    Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The type of differences that give rise to significant portions of deferred income tax liabilities or (assets) are as follows:

                                                                       Fiscal Year Ended April 30,
                                                            -----------------------------------------
                                                                1994              1993              1992
    Deferred Liabilities:
       Cash versus accrual reporting                     $       99,200      $     312,400      $   638,300
       Capital lease versus operating lease reporting           594,400            923,500          336,700
       Excess amortization of leasehold costs                 4,513,500          5,356,700                -
       Temporary differences not currently utilizable            93,400             75,000        1,410,900
                                                             ----------         ----------       ----------
    Total deferred tax liabilities                            5,300,500          6,667,600        2,385,900
                                                             ----------         ----------       ----------
    Deferred Assets:
       Cash versus accrual reporting                     $     (17,900)      $    (73,100)      $         -
       Excess amortization of leasehold costs                         -                  -      (2,310,900)
       Temporary differences with no tax benefit                      -                  -                -
       Net operating loss carryforwards                     (6,839,600)        (7,307,700)                -
                                                             ----------         ----------       ----------
    Gross deferred tax assets                               (6,857,500)        (7,380,800)      (2,310,900)
    Deferred tax asset valuation allowance                    1,632,000            788,200                -
                                                             ----------         ----------       ----------
    Total deferred tax assets                               (5,225,500)        (6,592,600)      (2,310,900)
                                                             ----------         ----------       ----------
    Net deferred tax liabilities (asset)                 $       75,000      $      75,000      $    75,000
                                                             ----------         ----------       ----------

    As of April 30, 1994 the Company and its subsidiaries have regular tax net operating loss carryforwards, expiring in the years 2004 through 2009 available to offset future taxable income of $19,771,300.


    The Company's income tax expense attributable to continuing operations is comprised of the following significant components for the fiscal year ended
April 30, 1994:

                                                                                 1994               1993
                                                                             -----------         -----------
    Deferred tax expense                                                     $(1,311,900)       $   587,500
    Utilization of (Benefit) derived from use of operating
       loss carryforwards                                                         468,100       (1,015,100)
    Change in the amount of valuation allowance that is
       applicable to the beginning of the year balance                            843,800           607,600
                                                                               ----------        ----------
    Provision for income taxes                                               $          0       $   180,000
                                                                               ==========        ==========

    The Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Federal statutory income tax rate to pretax accounting income from continuing operations as a result of the following differences:

                                                                       Fiscal Year Ended April 30,
                                                            -----------------------------------------
                                                                1994              1993              1992
    U.S. Federal statutory income tax rate                  $ (897,500)      $  (516,700)       $ (788,600)
    Key man life insurance premiums                               1,300      $          -       $       300
    Amortization of cost in excess of
       net assets acquired                                       47,900            43,800            42,000
    Utilization of net operating losses                               -                 -                 -
    Losses not currently utilizable                               2,500                 -           746,000
    Other                                                         2,000            45,300               300
    Valuation allowance                                         843,800           607,600                 -
                                                             ----------        ----------        ----------
    Income tax expense (benefit) at effective rate          $         0      $    180,000       $         0
                                                             ==========        ==========        ==========

    For the years ended April 30, 1994, 1993 and 1992 the provision for income taxes charged to continuing operations was as follows:
                                                                       Fiscal Year Ended April 30,
                                                            -----------------------------------------
                                                                1994              1993              1992
    Federal current                                         $         -      $          -       $         -
    Federal deferred                                                  -           180,000                 -
                                                             ----------        ----------        ----------
    Provision for income taxes                              $         -      $    180,000       $         -
                                                             ==========        ==========        ==========

22.  ACQUISITION

    On March 10, 1993 the Company acquired the assets of WDZD-FM, Shallotte, North Carolina. The total purchase price was $462,000, which was paid with $260,000 in cash and two promissory notes to the seller in the amounts of $95,000 and $107,000, which are payable over 60 months (see Note 13). The station's upgrade to 25 kw was completed and call letters were changed to WLTT-FM in February, 1994.

    The acquisition was accounted for under the purchase method of accounting and the results of operations for WDZD are included in the Company's results of operations for the period beginning March 10, 1993 and thereafter. Goodwill associated with the acquisition will be amortized over twenty years. Additionally, the Company has allocated $50,000 of its deferred organization costs to this goodwill.

    If the acquisition had occurred at the beginning of fiscal 1993 or at the beginning of fiscal 1992 period the unaudited proforma results of operations would of been as follows:
                                                                Fiscal Year Ended April 30,
                                                            ------------------------------------
                                                                    1993               1992
Total revenue                                               $    49,823,554     $   89,678,467

Loss before cumulative effect of change
   in accounting principle                                  $   (1,844,810)     $  (2,464,528)

Net loss                                                    $   (1,664,810)     $  (2,464,528)

Primary Earnings Per Share:
Loss before cumulative effect of change in
   accounting principle                                       $      (0.22)      $      (1.94)
Cumulative effect of change in accounting principle           $       0.03       $       0.00
Primary net loss per share                                    $      (0.19)      $      (1.94)

Fully Diluted Earnings Per Share:
Loss before cumulative effect of change in
   accounting principle                                       $      (0.22)      $      (1.94)
Cumulative effect of change in accounting principle           $       0.03       $       0.00
Fully net loss per share                                      $      (0.19)      $      (1.94)

    The above proforma financial information is presented for informational purposes only and is not necessarily indicative of the operating results which would have occurred had the acquisition of WDZD been consummated at the above dates, nor are they necessarily indicative of future operating results.

23.  LITIGATION

    The Company has been involved in a dispute with the Estate of Joseph Bitonte and Star Bank Central Ohio, regarding a loan from the bank to Mr. Bitonte and a guarantee and pledge of collateral by the Company and Mr. Rayl (among others) since 1987. In a settlement recently reached between the parties and to be entered into on or before August 6, 1994, the Company has agreed to pay $115,000 to the Bitonte Estate in full and final settlement of all matters in dispute against the Company and Mr. Rayl, and, in turn, the litigation will be terminated and all parties' claims against one another will be released in such a manner so as to reserve the Star Bank's claims against other guarantors who are not affiliated with the Company.

24.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into contracts for the purchase and construction of five (5) FM and two (2) AM radio stations. Escrow deposits in the aggregate amount of $90,000 have been tendered and requests for permission to transfer the various licenses have been filed with the Federal Communications Commission. As of the date of this report the FCC has not acted favorably or unfavorably as to any of the requests for transfer and the Company has no reason to believe that the requests will not be granted. The aggregate purchase price and construction costs are estimated to be approximately $3,487,000 of which approximately $1,510,000 is to be paid in cash at closing, $1,350,000 is to be paid monthly with interest at rates ranging from 7% to 10% per annum based on a 10 year term with all unpaid principal due in 60 months from the date of closing, approximately $145,000 through the assumption of existing bank debt, $397,000 of new equipment purchases and the assumption of approximately $85,000 of existing leases on broadcast equipment.

    Financing for these transactions is being provided principally from external sources, including the Companies placement of approximately $600,000 of promissory notes (see Note 13) and an anticipated sale of equity securities. The Company has entered into a letter of intent which provides for the sale of up to $7,500,000 of equity securities in a registered underwriting. Such underwriting is subject to change based upon future market conditions. The Company anticipates that it will file a registration statement with the Securities and Exchange Commission as to these securities as soon as practicable after the filing of its April 30, 1994 annual report. In addition, the Company is pursuing secondary sources of mezzanine financing and other debt and/or equity transactions as they may become available. Also see Note 15.

25. INDUSTRY SEGMENT DATA REPORTING INFORMATION

    The Company's leasing business consists of the acquisition, financing, ownership, management and brokerage of leases of data processing and other equipment. The Company's broadcasting business consists of the acquisition, ownership, management, development and brokerage of communications related technology including broadcast properties, telecommunications equipment, communications software and other products. The Company operated in predominately one segment for all years prior to 1994; therefore, no financial segment information is reported herein prior to fiscal 1994. Financial information for the Company's industry segments is summarized below for the fiscal year ended April 30, 1994.

            1994                       Leasing          Broadcasting         Other (1)        Consolidated
   -------------------             --------------     --------------     --------------     --------------
   Total revenue from
      unaffiliated customers       $    30,152,140    $       211,702    $       121,296    $    30,485,138
   Operating loss                        (873,552)          (671,612)          (953,198)        (2,498,362)
   Identifiable assets                  89,887,858          1,199,924          2,332,378         93,420,160
   Depreciation and
      amortization                      18,459,756             68,296            139,783         18,667,835
   Capital expenditures                      1,389            392,505             12,496            406,390

(1) Other includes costs associated with unsuccessful and pending broadcast property acquisitions.

    The following table reconciles consolidated operating loss reported hereof to operating loss reported in the statement of consolidated operations for the fiscal year ended April 30, 1994:

   Consolidated operating loss     $   (2,498,362)
   Interest expense not included in
      non leasing operating loss         (141,231)
                                   --------------
   Operating loss reported in the
      statement of consolidated
      operations                       (2,639,593)
                                   ==============

26. NET INCOME (LOSS) PER SHARE

    For the fiscal year ended April 30, 1994 primary earnings per share amounts are computed based on the weighted average number of common shares outstanding of 5,086,690 shares. No common stock equivalents are included herein due to their antidilutive nature. During the current year the Company issued 2,917,281 shares pursuant to stock sales, net of 7,200 shares acquired for treasury stock (see Note 18 and 20) which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 2,359,481 shares issued pursuant to warrant exercises. If these shares had been issued at the beginning of the current fiscal year primary and fully diluted earnings per share would have been ($0.47).

    For the fiscal year ended April 30, 1993 primary earnings per share amounts are computed based on the weighted average number of common shares outstanding of 2,541,977 shares. The primary average number of common and common equivalent shares were 6,950,914 shares for the fiscal year ended April 30, 1993. Fully diluted average number of common and common equivalent shares for the fiscal year ended April 30, 1993 were 6,951,709. Interest expense for fully diluted earnings per share has been adjusted under the modified treasury stock method. At the end of fiscal 1993 the Company had issuable 400,000 shares which were not issued, these were included in the average number of common and common equivalent shares.

    The Company issued, during the fiscal year ended April 30, 1993, 1,279,642 shares pursuant to stock sales (see Note 20) which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 1,047,938 shares issued pursuant to warrant exercises, also 2,334,423 shares were issued subsequent to April 30, 1993 pursuant to warrant exercises. If these shares had been issued at the beginning of fiscal 1993 primary and fully diluted earnings per share would have been as follows: Loss per share before cumulative effect of change in principle ($0.23), cumulative effect of a change in principle $0.03, and net loss per share ($0.20). On October 27, 1992 the Company issued 14,000 shares of stock (which are included in the above mentioned number) for the payment of accrued interest on debt. There would have been no change in earnings per share if these shares were issued at the beginning of the period. On November 6, 1992, the Company issued 217,704 shares of stock (which are included in the aforesaid number) for the payment of debt (see Note 15). If these shares had been issued at the beginning of the current fiscal year primary and fully diluted loss per share would have been as follows: Loss per share before cumulative effect of a change in principle ($0.20), cumulative effect of a change in principle $0.03, and net loss per share ($0.17).

    For the fiscal year ended April 30, 1992, primary and fully diluted earnings per share amounts, were computed based on 1,268,857 shares, the weighted average number of common shares outstanding. The Company issued, during fiscal 1992, 197,155 shares pursuant to stock sales which were included in the weighted average number of common shares outstanding . Shares under the Company's stock option plans are antidilutive for fiscal 1992, therefore, these are not included herein. All of the above amounts and all amounts hereof were restated (unless specified otherwise) for the 1 to 5 reverse stock split, effected March 9, 1992. During the fiscal year ended April 30, 1992 the Company issued 114,955 shares pursuant to warrant exercises and 1,047,333 shares subsequent to April 30, 1992 pursuant to warrant exercises. If these shares had been issued immediately upon the issuance of the warrants primary and fully diluted loss per share would have been ($1.01). On February 25, 1992 the Company issued 50,000 shares (before restatement) of stock pursuant for the exercise of 50,000 A Warrants. The proceeds therefrom were used to retire debt issued June 14, 1991. If the stock was issued and debt retired upon the issuance of the warrants, primary and fully diluted loss per share would have been ($1.82). At the end of fiscal 1992 the Company has issuable 12,000 shares pursuant to the above debt, which were included in the weighted average number of common shares outstanding for the current fiscal year.

27.  SUPPLEMENTAL CASH FLOW INFORMATION

    Reconciliation of net loss to net cash used for operating activities is as follows:

                                                                     Fiscal Year Ended April 30,
                                                            ---------------------------------------------
                                                                  1994              1993            1992
Net loss                                                    $  (2,639,593)   $(1,519,715)     $(2,319,433)
                                                              -----------    -----------      -----------
Adjustments to reconcile net loss to net cash
   used for operating activities:
Expenses and revenues not affecting operating cash flows:
    Cumulative effect to May 1, 1992 of change in
       accounting principle for income taxes                            -       (180,000)               -
    Loss on residual valuation                                    458,245        633,351        1,102,602
    Depreciation, and amortization of equipment and
       intangible assets                                       18,667,835     36,142,592       52,472,472
    Deferred costs expensed and amortized                          68,127          2,874           20,116
    Loss from other valuation                                           -              -           24,147
    Loss (net of $8,211 gain, for fiscal 1992) on
       sale of office furniture and equipment                       4,135              -           69,936
    Advisory services paid in stock                               189,665        169,166                -
    Nonrecurring write-offs - related party                       256,268              -                -
    Employee stock bonus                                           23,400              -                -
    Rental income                                             (21,845,430)   (34,761,344)     (65,755,543)
    Leasing interest income                                    (8,175,098)   (14,387,839)     (23,597,940)
    Leasing interest expense                                   11,595,851     13,209,859       37,087,101
Changes in assets and liabilities:
    Changes in accrued interest income                             19,573         16,042          117,954
    Changes in accrued interest expense                           (37,423)       126,546           36,905
    Changes in notes, accounts and commissions
       receivable                                                  38,702       (105,138)         209,177
    Changes in other assets                                        28,883         10,293           48,739
    Changes in note and accounts payable, and
       accrued expenses                                            (9,486)      (156,354)         245,877
    Income taxes                                                        -        180,000                -
    Other                                                          (5,454)           211              210
                                                              -----------    -----------      -----------
           Total Adjustments                                    1,277,793        900,259        2,081,753
                                                              -----------    -----------      -----------
NET CASH USED FOR OPERATING ACTIVITIES                        $(1,361,800)   $  (619,456)    $   (237,680)
                                                              ===========    ===========      ===========

    NON CASH INVESTING AND FINANCING ACTIVITIES. The Company acquires leases of equipment and lease receivables partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee. The net increases in assets and liabilities associated with the acquisition and disposition of such equipment and equipment leases and the related liabilities for the fiscal years ended April 30, 1994, 1993 and 1992 are as follows:

                                                                     Fiscal Year Ended April 30,
                                                        ---------------------------------------------------
                                                                1994              1993              1992
ASSETS:
   Equipment notes and accrued interest receivable      $             -   $   (15,049,872)  $    (9,840,731)
   Leased property under capital lease (net of
      accumulated amortization)                                       -       (24,281,049)         (511,559)
   Net investment in operating leases                          (715,565)        7,564,804                 -
   Net investment in direct financing leases                 14,759,430                 -                 -
                                                           ------------      ------------      ------------
           Total Assets                                 $    14,043,865   $  (31,766,117)   $   (10,352,290)
                                                           ------------      ------------      ------------

LIABILITIES:
   Notes and accrued interest payable                   $    14,759,430   $             -   $            -
   Discounted lease rentals and accrued interest payable       (715,565)      (16,716,245)        (511,559)
   Capital lease obligations and accrued interest payable             -       (15,049,872)      (9,840,731)
                                                           ------------      ------------     ------------
           Total Liabilities                            $    14,043,865   $   (31,766,117)  $  (10,352,290)
                                                           ============      ============      ============

    During the fiscal year ended April 30, 1994 the Company (1) incurred $59,079 of debt and expended $19,449 in cash for the purchase of fixed assets,
(2) entered into a capital lease obligation for $7,670 for new equipment, (3) issued 60,000 shares for $3,000 in cash and incurred $23,400 of compensation expense, (4) recorded broadcasting rights of $417,039 and related broadcasting rights payable of an equivalent amount (5) reduced common stock issued and unpaid by $90,000, relieved a liability in the amount of $40,000, charged paid in capital for $38,413 and recorded $11,588 of treasury stock, without receiving or expending cash (see Note 20), (6) received $1,450 of fixed assets in barter transactions and (7) reduced accrued officer compensation and interest payable by offsetting a short-term loan and accrued interest receivable in the amount of $11,370 (see Note 15). During the current fiscal year the Company purchased assets and liabilities, which included Net Investment in Direct Financing Leases of $14,759,430 and Notes and Accrued Interest Payable of $14,759,430. Also, during the fiscal year ended April 30, 1994 the Company disposed of Net Investment in Operating Leases of $715,565 (net of $1,330,455 of accumulated depreciation) and Discounted Lease Rentals and Accrued Interest Payable of a commensurate amount. Also during fiscal 1994 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $32,936,834 and accumulated amortization by an equivalent amount.

    During the fiscal year ended April 30, 1993 the Company sold assets and liabilities, which at the date of sale included Leased Property Under Capital Lease of $23,530,404, and Discounted Lease Rentals and Accrued Interest Payable of $23,530,404 for a $10,000 reduction of debt. Also, during this same period there were additional dispositions of assets and liabilities which included Leased Property Under Capital Lease of $750,645, Installment Notes and Accrued Interest Receivable of $15,049,872, Discounted Lease Rentals and Accrued Interest Payable of $750,645, and Capital Lease Obligations and Accrued Interest Payable of $15,049,872. Acquisitions during fiscal 1993 were comprised of Net Investment in Operating Leases of $7,564,804, and Discounted Lease Rentals and Accrued Interest Payable of $7,564,804. During fiscal 1993 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $52,863,547 and accumulated amortization by a tantamount.

    Also, during fiscal 1993 100,000 warrants were exercised for a $100,000 reduction in accrued compensation (see Note 15). Similarly, during third quarter of fiscal 1993 the Company issued 217,704 shares of $0.05 per share par value common stock to pay $81,056 of debt (see Note 15). Furthermore, during fiscal 1993, 90,000 warrants were exercised and 90,000 shares were issued for which the Company has recorded a receivable of $90,000 (see Note 20). Additionally, the Company incurred $2,634 of debt pursuant to the purchase of office equipment during the fiscal year ended April 30, 1993. During the fiscal 1993 the Company reduced Residuals, Notes and Accrued Interest Receivable by $10,582 by eliminating Unearned Income. Also, during the same period the Company received 2,000 shares of another Company's stock in payment of a $7,822 note receivable. Additionally, during fiscal 1993 the Company incurred $625,000 of debt, incurring $125,000 related to a transaction fee, receiving a net of $500,000 (see Note 13).

    During the fiscal year ended April 30, 1992, the Company acquired assets and liabilities associated with equipment and equipment leases represented by Leased Property Under Capital Lease of $7,059,442, and Discounted Lease Rentals and Accrued Interest Payable of $7,059,442. Also during the fiscal year April 30, 1992, the Company disposed of assets and liabilities which were comprised of Equipment Notes and Accrued Interest Receivable of $9,840,731, Leased Property Under Capital Lease of $7,571,001, Discounted Lease Rentals and Accrued Interest Payable of $7,571,001 and Capital Lease Obligations and Accrued Interest Payable of $9,840,731. Leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $42,847,270 and accumulated amortization by a tantamount.

    During fiscal 1992 the Company issued stock and debt for $101,000, for which an additional $9,000 of paid in capital has been assigned to the value of the stock, which was capitalized as debt issuance costs. Also, a capital lease obligation of $11,825 was incurred when the Company entered into a lease for new equipment. Additionally, the Company reduced notes and accrued interest payable by $41,836 without expending any cash or property. During fiscal 1992, the Company has written off the value of a securities broker license in the amount of $22,400. Further, the fiscal year ended April 30, 1992, the Company paid compensation with furniture and office equipment in the amount of $13,767 and accounts payable for $8,625. The Company issued stock for the payment of debt in the net amount of $25,853. The Company reduced Residuals, Notes and Accrued Interest Receivable by $794,280 by eliminating Unearned Income.

    Refer to other notes to the financial statements for further discussion of noncash investing and financing activities.

28.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


      Summarized selected quarterly financial data for the fiscal years ended April 30, 1994 and 1993 is set forth below:



                                                                FISCAL YEAR ENDED APRIL 30, 1994
                                                ----------------------------------------------------------------------
                                                   FOURTH            THIRD                 SECOND            FIRST
                                                   QUARTER          QUARTER                QUARTER          QUARTER
                                                ------------      ------------          ------------     -------------
Revenues                                        $  5,708,797      $  7,409,177          $  8,023,733      $  9,343,431
Expenses                                           6,916,303         7,686,428             8,576,171         9,945,829
                                                ------------      ------------          ------------     -------------

NET LOSS                                        $ (1,207,506)     $   (277,251)         $   (552,438)     $   (602,398)
                                                ============      ============          ============     =============

PRIMARY NET LOSS PER SHARE                      $      (0.22)     $      (0.05)         $      (0.10)     $      (0.17)
                                                ============      ============          ============     =============

FULLY DILUTED NET LOSS PER SHARE                $      (0.22)     $      (0.05)         $      (0.10)     $      (0.17)
                                                ============      ============          ============     =============



================================================================================================================================

                                                                FISCAL YEAR ENDED APRIL 30, 1993
                                                ----------------------------------------------------------------------
                                                   FOURTH            THIRD                 SECOND            FIRST
                                                   QUARTER          QUARTER                QUARTER          QUARTER
                                                ------------      ------------          ------------     -------------
Revenues                                        $ 10,935,605      $ 12,019,971          $ 11,992,846     $ 14,712,056
Expenses                                          11,975,682        12,162,788            12,174,355       14,867,368
                                                ------------      ------------          ------------     -------------

LOSS BEFORE INCOME TAXES                          (1,040,077)         (142,817)             (181,509)        (155,312)
    Income tax expense (benefit)                     450,000                 0              (251,200)         (18,800)
                                                ------------      ------------          ------------     -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE               (1,490,077)         (142,817)               69,691         (136,512)

Cumulative Effect to May 1,1992 of Change in
  Accounting Principle for Income Taxes
                                                           0                 0                     0          180,000
                                                ------------      ------------          ------------     -------------

NET INCOME (LOSS)                               $ (1,490,077)     $   (142,817)         $     69,691      $    43,488
                                                ============      ============          ============     =============

PRIMARY NET INCOME (LOSS) PER SHARE:
  Income (loss) before cumulative effect of
    change in accounting principle              $      (0.50)     $      (0.05)         $       0.01      $      0.01
  Cumulative effect of change in accounting
    principle                                           0.00              0.00                  0.00             0.02
                                                ------------      ------------          ------------     -------------

Primary Net Income (Loss) Per Share             $      (0.50)     $      (0.05)         $       0.01      $      0.03
                                                ============      ============          ============     =============

FULLY DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) before cumulative effect of
    change in accounting principle              $      (0.50)     $      (0.05)         $       0.01      $      0.01
  Cumulative effect of change in accounting
    principle                                           0.00              0.00                  0.00             0.02
                                                ------------      ------------          ------------     -------------

FULLY DILUTED NET INCOME (LOSS) PER SHARE       $      (0.50)     $      (0.05)         $       0.01      $      0.03
                                                ============      ============          ============     =============


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

 The information required by this Item is incorporated by reference to the Company's definitive Information Statement pursuant to Regulation 14C or Proxy Statement pursuant to Regulation 14A, to be filed within 120 days after the Company's fiscal year end.

Item 11.   EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's definitive Information Statement pursuant to Regulation 14C or Proxy Statement pursuant to Regulation 14A, to be filed within 120 days after the Company's fiscal year end.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Cocmpany's definitive Information Statement pursuant to Regulation 14C or Proxy Statement pursuant to Regulation 14A, to be filed within 120 days after the Company's fiscal year end.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's definitive Information Statement pursuant to Regulation 14C or Proxy Statement pursuant to Regulation 14A, to be filed within 120 days after the Company's fiscal year end.

                                                              PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                     Form 10-K
                                                                                                  Page Reference
                                                                                                  --------------
(a)(1) Index to Consolidated Financial Statements:
         Report of Independent Certified Public Accountants                                             18
         Consolidated Balance Sheets as of April 30, 1994 and 1993                                      19
         Statements of Consolidated Operations for the years ended
            April 30, 1994, 1993 and 1992                                                               21
         Statements of Consolidated Stockholders' Equity for the years ended
            April 30, 1994, 1993 and 1992                                                               22
         Statements of Consolidated Cash Flows for the years ended
            April 30, 1994, 1993 and 1992                                                               23
         Notes to Consolidated Financial Statements                                                  24-42

(a)(2) Index to Financial Statement Schedules:

         II    Amounts due from related parties and underwriters, promoters and
                  employees other than related parties                                                  45
         V     Property, plant and equipment                                                            46
         VI    Accumulated depreciation, depletion and amortization of property,
                  plant and equipment                                                                   47
         VIII  Valuation and qualifying accounts                                                        48
         IX    Short-term borrowings                                                                    49

     All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not required to be filed.

     The Company hereby undertakes to furnish to the Commission any instrument with respect to long-term debt of the Company which does not exceed ten percent of the total assets of the Company and its subsidiaries and business trusts.

(a)(3) Exhibits:  See index filed as part of Form 10-K on page 57.

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the fiscal quarter ended April 30, 1994:

(1) Form 8-K dated March 10, 1994 to announce Mark S. Manafo ceased being a Director, Chief Operating Officer and Employee of the Company's Subsidiary, Partech Communications Group, Inc. and all of its subsidiaries.

                                                   PARTECH HOLDINGS CORPORATION
                                        SCHEDULE II AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                 UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                     FOR THE FISCAL YEARS ENDED APRIL 30, 1994, 1993 AND 1992


                       Column A           Column B        Column C              Column D                        Column E
                   ----------------     ------------    ------------    ----------------------------    --------------------------
                                                                                  Deductions             Balance at End of Period
                                                                        ----------------------------    --------------------------
                                         Balance at
        Fiscal                           Beginning                         Amounts         Amounts
      Year Ended     Name of Debtor      of Period       Additions        Collected      Written Off     Current      Non Current
     ------------  ----------------     ------------    ------------    --------------  ------------    ---------   --------------
          1994     John E. Rayl           $232,158       $35,765 (A)    ($11,655) (B)   ($256,268)            $0 (C)        $0 (C)

          1993     John E. Rayl           $211,966       $24,271 (A)     ($4,079) (B)          $0       $101,478      $130,680

          1992     John E. Rayl           $171,473       $58,033 (A)    ($17,540) (B)          $0        $77,407      $134,559


(A)     Represents advances to nonconsolidated affiliates, and partnerships which are partially owned by a nonconsolidated affiliate.  Mr. Rayl is a partner in the above mentioned nonconsolidated affiliates.
        Fiscal 1992 additions include a $10,125 short-term loan to Mr. Rayl, at 10% interest per annum.

(B)     Fiscal 1994 collections include the above mentioned loan to Mr. Rayl and accrued interest in the amount of
        $11,370, which were applied against accrued compensation due to Mr. Rayl.  Collections for fiscal 1993 and 1992 were entirely cash.

(C)     There are no amounts hereof due to the Company at the end of fiscal 1994.

                                             SCHEDULE V  PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEARS ENDED APRIL 30, 1994, 1993 AND 1992


   COLUMN A               COLUMN B           COLUMN C          COLUMN D          COLUMN E          COLUMN F
   --------               --------           --------          --------          --------          --------
                            Balance at                                                Other          Balance at
                            Beginning          Additions                            Changes            End of
   Description              of Period            at Cost        Retirements      Add (Deduct)          Period
   -----------            -------------      --------------    -------------     -------------     ---------------
FOR THE YEAR ENDED
   APRIL 30, 1994:
Furniture and office
   equipment            $       383,073    $       24,669   $      (13,337)    $            -    $      394,405
Broadcasting equipment          211,515           198,170           (9,300)                 -           400,385
Automobile                        4,000            77,255          (58,176)                 -            23,079
Leased property under
   capital lease (B)        185,994,410                 -      (32,936,834)                 -       153,057,576
Net investment in
   operating leases (A)       7,564,804                 -       (2,046,021)                 -         5,518,783
Building and
   improvements                  25,000            21,806                 -                 -            46,806
Land                             15,000            53,761                 -                 -            68,761
Land improvements                     -             5,687                 -                 -             5,687
Construction in progress              -             3,539                 -                 -             3,539
Inventory                             -            21,503                 -                 -            21,503
                          -------------     -------------     -------------     -------------     -------------
                        $   194,197,802    $      406,390   $  (35,063,668)    $            -    $  159,540,524
                          =============     =============     =============    ==============     =============
FOR THE YEAR ENDED
   APRIL 30, 1993:
Furniture and office
   equipment            $       369,960    $       13,113   $             0    $            -    $     383,073
Broadcasting equipment                0           211,515                 0                 -           211,515
Automobile                            0             4,000                 0                 -             4,000
Leased property under
   capital lease (A)(B)     300,095,873                 0     (114,101,463)                 -       185,994,410
Net investment in
   operating leases (A)               0         7,564,804                 0                 -         7,564,804
Building and
   improvements                       0            25,000                 0                 -            25,000
Land                                  0            15,000                 0                 -            15,000
                          -------------     -------------     -------------     -------------     -------------
                        $   300,465,833    $    7,833,432   $ (114,101,463)    $            -    $  194,197,802
                          =============    ==============   ===============    ==============     =============
FOR THE YEAR ENDED
   APRIL 30, 1992:
Furniture and office
   equipment            $       564,413    $       19,003   $     (213,456)    $            -    $     369,960
Leased property under
   capital lease (A)(B)     348,408,807         7,059,442      (55,372,376)                 -       300,095,873
                          -------------     -------------     -------------     -------------     -------------
                        $   348,973,220    $    7,078,445   $  (55,585,832)    $            -    $  300,465,833
                          =============    ==============   ===============    ==============     =============

(A) Cost of additions for all years represent the assumption of discounted lease rental debt.

(B) Retirements of $32,936,834, $52,863,547 and $42,847,270 and are due to leasehold tenancies expiring in the fiscal years ended April 30, 1994, 1993 and 1992, respectively.

                                      46



                                       SCHEDULE VI  ACCUMULATED DEPRECIATION, DEPLETION AND
                                           AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEARS ENDED APRIL 30, 1994, 1993 AND 1992


   COLUMN A               COLUMN B           COLUMN C          COLUMN D          COLUMN E          COLUMN F
   --------               --------           --------          --------          --------          --------
                                               Additions
                            Balance at        Charged to                              Other          Balance at
                            Beginning          Costs and                            Changes            End of
   Description              of Period          Expenses         Retirements      Add (Deduct)          Period
   -----------            -------------      -------------     -------------     -------------     ---------------
FOR THE YEAR ENDED
   APRIL 30, 1994:
Furniture and office
   equipment            $       254,779    $       54,188   $       (9,976)    $            -    $     298,991
Broadcasting equipment            8,284            40,126           (1,661)                 -            46,749
Automobile                          250             6,518           (4,155)                 -             2,613
Leased property under
   capital lease (A)        141,703,003        15,206,562      (32,936,834)                 -       123,972,731
Net investment in
   operating leases           2,271,639         3,217,953       (1,330,455)                 -         4,159,137
Building and
   improvements                     313             1,522                 -                 -             1,835
Land improvements                     -                71                 -                 -                71
                          -------------     -------------     -------------     -------------     -------------
                        $   144,238,268    $   18,526,940   $  (34,283,081)    $            -    $  128,482,127
                          -------------     -------------     -------------     -------------    -------------
FOR THE YEAR ENDED
   APRIL 30, 1993:
Furniture and office
   equipment            $       191,831    $       62,948   $             0    $            -    $      254,779
Broadcasting equipment                0             8,284                 0                 -             8,284
Automobile                            0               250                 0                 -               250
Leased property under
   capital lease (A)        197,853,206        33,670,211      (89,820,414)                 -       141,703,003
Net investment in
   operating leases                   0         2,271,639                 0                 -         2,271,639
Building and
   improvements                       0               313                 0                 -               313
                          -------------     -------------     -------------     -------------     -------------
                        $   198,045,037    $   36,013,645   $  (89,820,414)    $            -    $  144,238,268
                          =============     =============     =============    ==============     =============
FOR THE YEAR ENDED
   APRIL 30, 1992:
Leased property under
   capital lease (A)    $   193,388,339    $   52,266,242   $  (47,801,375)    $            -    $  197,853,206
Furniture and office
   equipment                    228,213            82,773         (119,155)                 -           191,831
                           ------------      ------------   -------------      -------------     ------------

                        $   193,616,552    $   52,349,015   $  (47,920,530)    $            -    $  198,045,037
                          =============     =============     =============    ==============     =============

(A) Retirements of $32,936,834 , $52,863,547 and $42,847,270 and are due to leasehold tenancies expiring in the fiscal years ended April 30, 1994, 1993 and 1992, respectively.



                                         SCHEDULE VIII  VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED APRIL 30, 1994, 1993 AND 1992


   COLUMN A               COLUMN B                   COLUMN C                    COLUMN D          COLUMN E
   --------               --------                   --------                    --------          --------
                                                           Additions
                                               ---------------------------
                            Balance at             Charged       Charged                             Balance at
     Allowance for          Beginning             to Costs       to Other                              End of
 Uncollectable Accounts     of Period          and Expenses      Accounts       Deductions (A)         Period
- - ------------------------- -------------        ------------      --------       --------------     ---------------
FOR THE YEAR ENDED:

April 30, 1994
   Accounts receivable -
      related party       $           -       $    129,234     $         -     $     (129,234)     $          -
   Accounts receivable                -             10,415               -             (7,685)            2,730
   Notes receivable -
      related party                   -            128,714               -           (128,714)                -
   Equipments residuals               -            425,000               -           (425,000)                -
   Net investment in
      direct financing
      leases                          -             33,245               -           (33,245)                 -
   Valuation allowance for
      deferred tax assets       788,200            843,800               -                  -         1,632,000
                            -----------        -----------     -----------        ------------      -----------
      Total               $     788,200       $  1,570,408     $         -     $     (723,878)     $  1,634,730
                            ===========        ===========     ===========        ============      ===========

April 30, 1993
   Accounts receivable    $           -       $      9,498     $         -     $       (9,498)     $          -
   Equipments residuals               -            578,553      10,583 (B)           (589,136)                -
   Net investment in
      direct financing
      leases                          -             54,798               -           (54,798)                 -
   Valuation allowance for
      deferred tax assets (C)                 180,600          607,600         -                   -           788,200
                            -----------        -----------     -----------        ------------      -----------
      Total               $     180,600       $  1,250,449     $    10,583     $     (653,432)     $    788,200
                            ===========        ===========     ===========        ============      ===========

For the year ended:

April 30, 1992
   Accounts receivable    $           -       $     17,443     $         -     $     (17,443)      $          -
   Equipments residuals               -            474,699               -           (474,699)                -
   Net investment in
      direct financing
      leases                          -            610,460               -           (610,460)                -
                            -----------        -----------    ------------     --------------      ------------
      Total               $           -       $  1,570,408     $         -     $   (1,102,602)     $  1,634,730
                          =============        ===========    ============     ==============      ============



(A) All amounts were written off.

(B) Charged to unearned income.

(C) The Company implemented SFAS 109, Accounting for Income Taxes, as a Cumulative Effect of Change
    in Accounting Principle effective May 1, 1992 and recorded a valuation allowance of $180,600 thereof (see
    "Note 21 - Notes to the Consolidated Financial Statements").

                                                SCHEDULE IX  SHORT-TERM BORROWINGS
                                         FOR THE YEARS ENDED APRIL 30, 1994, 1993 AND 1992



COLUMN A                     COLUMN B         COLUMN C              COLUMN D        COLUMN E        COLUMN F
- - --------                     --------         --------              --------        --------        --------
                                                                   Maximum           Average        Weighted
Category of                                     Weighted            Amount           Amount          Average
Aggregate                      Balance at       Average           Outstanding      Outstanding    Interest Rate
Short-Term                       End of         Interest           During the       During the     During the
Borrowing                        Period           Rate               Period         Period (A)     Period (B)
- - ----------                   ------------      -----------        -----------      -----------     ----------
For the year ended
   April 30, 1994:

   Short-term
      borrowings
      from banks
      and officers (C)       $     30,000          81.72%        $    625,000     $    106,667         127.15%
                              ===========     ==========          ===========      ===========     ==========

For the year ended
   April 30, 1993:

   Short-term
      borrowings
      from banks
      and officers (C)       $    625,000          22.20%        $    625,000     $    137,177          84.24%
                              ===========     ==========          ===========      ===========     ==========
For the year ended
   April 30, 1992:

   Short-term
      borrowings
      from banks
      and officers           $    204,272          11.93%        $    283,732     $    238,180          12.35%
                              ===========     ==========          ===========      ===========     ==========


(A) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by twelve.

(B) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

(C) During the fiscal year ended April 30, 1993 the Company borrowed $625,000 and incurred a transaction fee of $125,000 which was charged to interest expense.  During fiscal 1994 the loan was extended and the
    Company incurred an extension fee of $62,500 which was charged to interest expense, and incurred interest thereafter at the rate of 5% per month.



EXHIBIT 11(A).  PRIMARY EARNINGS PER SHARE


    The computation of primary earnings per share is as follows:


                                                                         Fiscal Year Ended April 30,
                                                                -----------------------------------------------
                                                                    1994              1993             1992
      Weighted average number of common shares outstanding          5,086,690        2,541,977        1,268,857

      Shares assumed to be issued upon exercising
        of stock purchase rights in excess of 20%
        repurchase limitation
                                                                            -        4,408,937                -
                                                                  -----------       ----------       ----------
      Average number of common and common
         equivalent shares                                          5,086,690        6,950,914        1,268,857
                                                                  ===========       ==========       ==========

      Loss before cumulative effect of change
         in accounting principle                                $  (2,639,593)    $ (1,699,715)    $ (2,319,433)

      Increase in interest income (net of tax) from assumed
         investment in certificates of deposit and decrease
         in interest expense (net of tax) from assumed
         payment of short-term debt with assumed
         stock purchase rights' proceeds in excess
         of 20% repurchase limitation                                       -          338,074                -
                                                                  -----------      -----------      -----------
      Adjusted loss before cumulative effect of change in
        accounting principle                                       (2,639,593)      (1,361,641)      (2,319,433)
      Cumulative effect of change in accounting principle                   -          180,000                -
                                                                  -----------      -----------      -----------
           Adjusted net loss                                    $  (2,639,593)    $ (1,181,641)    $ (2,319,433)
                                                                  ===========      ===========      ===========
      Loss before cumulative effect of change in accounting
         principle per common share                             $       (0.52)     $     (0.20)     $     (1.83)
      Cumulative effect of change in accounting
         principle per common share                                      0.00             0.03             0.00
                                                                  ------------     -----------       ----------
           Net loss per common share                            $       (0.52)     $     (0.17)     $     (1.83)
                                                                  ============     ===========       ==========

EXHIBIT 11(B).  FULLY DILUTED EARNINGS PER SHARE


    The computation of fully diluted earnings per share is as follows:


                                                                         Fiscal Year Ended April 30,
                                                                -----------------------------------------------
                                                                    1994              1993             1992
      Weighted average number of common shares outstanding          5,086,690        2,541,977        1,268,857
      Shares assumed to be issued upon exercising
         of stock purchase rights in excess of 20%
         repurchase limitation                                              -        4,409,732               -
                                                                  -----------       ----------       ----------
      Average number of common and common equivalent
         shares                                                     5,086,690        6,951,709        1,268,857
                                                                  ===========       ==========       ==========
      Loss before cumulative effect of change
         in accounting principle                                $ (2,639,593)    $ (1,699,715)    $ (2,319,433)
      Increase in interest income (net of tax) from assumed
         investment in certificates of deposit and decrease
         in interest expense (net of tax) from assumed
         payment of short-term debt with assumed
         stock purchase rights' proceeds in excess
         of 20% repurchase limitation                                      -          338,078                 -
                                                                  -----------       ----------       ----------
      Adjusted loss before cumulative effect of change in
         accounting principle                                     (2,639,593)      (1,361,637)      (2,319,433)
      Cumulative effect of change in accounting principle                   -          180,000                -
                                                                  -----------      -----------      -----------
           Adjusted net loss                                    $ (2,639,593)    $ (1,181,637)    $ (2,319,433)
                                                                  -----------      -----------      -----------
      Loss before cumulative effect of change in accounting
         principle per common share                               $     (0.52)     $     (0.20)     $     (1.83)
      Cumulative effect of change in accounting
         principle per common share                                      0.00             0.03             0.00
                                                                  -----------      -----------       ----------
           Net loss per common share                              $     (0.52)     $     (0.17)     $     (1.83)
                                                                  ===========      ===========       ==========

Notes regarding the calculation of primary and fully diluted earnings per share:

    For the fiscal year ended April 30, 1994 no common stock equivalents are included herein due to their antidilutive nature. During the current year the Company issued 2,917,281 shares pursuant to stock sales, net of 7,200 shares acquired for treasury stock which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 2,359,481 shares issued pursuant to warrant exercises. If these shares had been issued at the beginning of the current fiscal year primary and fully diluted earnings per share would have been ($0.47).

    The fiscal year ended April 30, 1993, includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the modified treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price, not to exceed 20% of outstanding shares.

    For the fiscal year ended April 30, 1993 fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used.

    At the end of fiscal 1993 the Company had issuable 400,000 shares which were not issued, these were included in the average number of common and common equivalent shares. The Company issued, during fiscal 1993, 1,279,642 shares pursuant to stock sales which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 1,047,938 shares issued pursuant to warrant exercises also 2,334,423 shares were issued subsequent to April 30, 1993 pursuant to warrant exercises. If these shares had been issued at the beginning of the fiscal year primary and fully diluted earnings per share would have been as follows: Loss per share before cumulative effect of change in principle ($0.23), cumulative effect of a change in principle $0.03, and net loss per share ($0.20). On October 27, 1992 the Company issued 14,000 shares of stock (which are included in the above mentioned number) for the payment of accrued interest on debt. There would of been no change in earnings per share if these shares were issued at the beginning of the period. On November 6, 1992, the Company issued 217,704 shares of stock (which are included in the aforesaid number) for the payment of debt. If these shares had been issued at the beginning of the fiscal year primary and fully diluted loss per share would have been as follows: Loss per share before cumulative effect of a change in principle ($0.20), cumulative effect of a change in principle $0.03, and net loss per share ($0.17).

    The Company issued, during fiscal 1992, 197,155 shares pursuant to stock sales which are included in the weighted average number of common shares outstanding. All of the above amounts and all amounts hereof have been restated for the 1 to 5 reverse stock split, effected March 9, 1992.

    During fiscal 1992 the Company issued 114,955 shares pursuant to warrant exercises and 1,047,333 shares subsequent to April 30, 1992 pursuant to warrant exercises. If these shares would have been issued immediately upon the issuance of the warrants primary and fully diluted loss per share would have been $1.01 On February 25, 1992 the Company issued 50,000 shares (before restatement) of stock pursuant for the exercise of 50,000 A Warrants. The proceeds therefrom were used to retire debt issued June 14, 1991. If the stock was issued and debt retired upon the issuance of the Warrants primary and fully diluted loss per share would be $1.82. At the end of fiscal 1992 the Company had to issue 12,000 shares pursuant to the above debt, these are included in the weighted average number of common shares outstanding for the current fiscal year. Shares under the Company's stock option plans are antidilutive for fiscal 1992, therefore, these are not included herein.

    Additional primary and fully diluted earnings per share computations pursuant to Regulation S-K, CFR Section 229.601(b)(11): The following computations are submitted for informational purposes only pursuant to Regulation S-K, although they are contrary to APB 15 (computations for the fiscal year ended April 30, 1993 does not change from the original computations presented above).

EXHIBIT 11(C).  PRIMARY EARNINGS PER SHARE (ADDITIONAL)


    The computation of primary earnings per share is as follows:


                                                                         Fiscal Year Ended April 30,
                                                                  ---------------------------------------------
                                                                    1994              1993             1992
      Weighted average number of common shares outstanding          5,086,690        2,541,977        1,268,857

      Shares assumed to be issued upon exercising
         of stock purchase rights                                     910,433        4,408,937        5,253,433
                                                                  -----------       ----------       ----------
      Average number of common and common
         equivalent shares                                          5,997,123        6,950,914        6,522,290
                                                                  ===========       ==========       ==========

      Loss before cumulative effect of change
         in accounting principle                                $ (2,639,593)    $ (1,699,715)    $ (2,319,433)

      Increase in interest income (net of tax) from assumed
         investment in certificates of deposit and decrease
         in interest expense (net of tax) from assumed
         payment of short-term debt with assumed
         stock purchase rights' proceeds in excess
         of 20% repurchase limitation                                  26,158          338,074          610,967
                                                                  -----------      -----------      -----------
      Adjusted loss before cumulative effect of change in
         accounting principle                                     (2,613,435)      (1,361,641)      (1,708,466)
      Cumulative effect of change in accounting principle                   -          180,000                -
                                                                  -----------      -----------      -----------
           Adjusted net loss                                    $ (2,613,435)    $ (1,181,641)    $ (1,708,466)
                                                                 ============      ==========       ==========
      Loss before cumulative effect of change in accounting
         principle  per common share                            $        (0.44)   $     (0.20)    $      (0.26)
      Cumulative effect of change in accounting
         principle per common share                                      0.00            0.03             0.00
                                                                 ------------      ----------       ----------
           Net loss per common share                            $      (0.44)     $    (0.17)     $      (0.26)
                                                                 ============      ==========       ==========

EXHIBIT 11(D).  FULLY DILUTED EARNINGS PER SHARE (ADDITIONAL)


    The computation of fully diluted earnings per share is as follows:


                                                                         Fiscal Year Ended April 30,
                                                                ------------------------------------------------
                                                                    1994              1993             1992
      Weighted average number of common shares outstanding          5,086,690        2,541,977        1,268,857
      Shares assumed to be issued upon exercising
         of stock purchase rights                                     992,169        4,409,732        5,250,154
                                                                  -----------       ----------       ----------
      Average number of common and common equivalent
         shares                                                     6,078,859        6,951,709        6,519,011
                                                                  -----------       ----------       ----------

      Loss before cumulative effect of change
         in accounting principle                                $ (2,639,593)    $ (1,699,715)    $ (2,319,433)
      Increase in interest income (net of tax) from assumed
         investment in certificates of deposit and decrease
         in interest expense (net of tax) from assumed
         payment of short-term debt with assumed
         stock purchase rights' proceeds in excess
         of 20% repurchase limitation                                  24,712          338,078          608,408
                                                                  -----------       ----------       ----------
      Adjusted loss before cumulative effect of change in
         accounting principle                                     (2,614,881)      (1,361,637)      (1,711,025)
      Cumulative effect of change in accounting principle                   -          180,000                -
                                                                  -----------      -----------      -----------
           Adjusted net loss                                    $ (2,614,881)    $ (1,181,637)    $ (1,711,025)
                                                                  ===========      ===========      ===========
      Loss before cumulative effect of change in accounting
         principle  per common share                              $     (0.43)     $     (0.20)     $     (0.26)
      Cumulative effect of change in accounting
         principle per common share                                      0.00             0.03             0.00
                                                                   ----------       ----------       ----------
           Net loss per common share                              $     (0.43)     $     (0.17)     $     (0.26)
                                                                   ==========       ==========       ==========

Notes regarding the additional calculation of primary and fully diluted earnings per share pursuant to Regulation S-K, CFR Section 229.601(b)(11):

      Primary earnings per share for the fiscal year ended April 30, 1994 includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the treasury stock method or modified treasury stock method, as appropriate, shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price. For the fiscal year ended April 30, 1994 fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used. During the current year the Company issued 2,917,281 shares pursuant to stock sales, net of 7,200 shares acquired for treasury stock which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 2,359,481 shares issued pursuant to warrant exercises. If these shares had been issued at the beginning of the current fiscal year primary and fully diluted earnings per share would have been ($0.44).

      The fiscal year ended April 30, 1993, includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the modified treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price, not to exceed 20% of outstanding shares. For the fiscal year ended April 30, 1993 fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used.

      At the end of fiscal 1993 the Company had issuable 400,000 shares which were not issued, these were included in the average number of common and common equivalent shares. The Company issued, during fiscal 1993, 1,279,642 shares pursuant to stock sales which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 1,047,938 shares issued pursuant to warrant exercises also 2,334,423 shares were issued subsequent to April 30, 1993 pursuant to warrant exercises. If these shares had been issued at the beginning of the fiscal year primary and fully diluted earnings per share would have been as follows: Loss per share before cumulative effect of change in principle ($0.23), cumulative effect of a change in principle $0.03, and net loss per share ($0.20). On October 27, 1992 the Company issued 14,000 shares of stock (which are included in the above mentioned number) for the payment of accrued interest on debt. There would of been no change in earnings per share if these shares were issued at the beginning of the period. On November 6, 1992, the Company issued 217,704 shares of stock (which are included in the aforesaid number) for the payment of debt. If these shares had been issued at the beginning of the fiscal year primary and fully diluted loss per share would have been as follows: Loss per share before cumulative effect of a change in principle ($0.20), cumulative effect of a change in principle $0.03, and net loss per share ($0.17).

      Primary earnings per share for the fiscal year ended April 30, 1992 includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the modified treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price. For the fiscal year ended April 30, 1992 fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used. The Company issued, during fiscal 1992, 197,155 shares pursuant to stock sales which are included in the weighted average number of common shares outstanding. All of the amounts hereof have been restated for the 1 to 5 reverse stock split, effected March 9, 1992. During fiscal 1992 the Company issued 114,955 shares pursuant to warrant exercises and 1,047,333 shares subsequent to April 30, 1992 pursuant to warrant exercises. If these shares would have been issued immediately upon the issuance of the warrants primary and fully diluted loss per share would have been $0.97. On February 25, 1992 the Company issued 50,000 shares (before restatement) of stock pursuant for the exercise of 50,000 A Warrants. The proceeds therefrom were used to retire debt issued June 14, 1991. If the stock was issued and debt retired upon the issuance of the Warrants primary and fully diluted loss per share would not change. The Company had to issue 7,000 shares pursuant to the above debt, these are included in the weighted average number of common shares outstanding for the current fiscal year.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARTECH HOLDINGS CORPORATION


                                                /s/ JOHN E. RAYL
DATE:  July 15, 1994                    By: _______________________________
                                            John E. Rayl
                                            Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



     /s/ JOHN E. RAYL
___________________________  Chairman, Chief Executive Officer,    July 15, 1994
John E. Rayl                 President, Treasurer and Director
                             (principal financial officer)




     /s/ THOMAS E. REYNOLDS
___________________________  Vice President, Secretary, Assistant  July 15, 1994
Thomas E. Reynold            Treasurer and Director




     /s/ JERALD K. RAYL
___________________________  Director                              July 15, 1994
Jerald K. Rayl




     /s/ JAMES B. DWYER III
___________________________  Director                              July 15, 1994
James B. Dwyer III

                               INDEX TO EXHIBITS

Exhibit 2.1 Authorization of Plan of Distribution filed as Exhibit 1 to Form 10, Commission File No. 014361 filed on March 28, 1986 is incorporated herein by reference.

Exhibit 3.1 Certificate of Incorporation and Bylaws filed as Exhibit 2 to Form 10, Commission File No. 014361 filed on March 28, 1986 is incorporated herein by reference.

Exhibit 3.2 Certificate of Amendment of Partech Holdings Corporation dated March 10, 1992, incorporated herein by reference to Exhibit A, to Form 8-K, dated March 13, 1992, Commission File No. 014361.

Exhibit 3.3 Proposed Amendment to Partech Holdings Corporation Articles of Incorporation, Proxy Item Number 2, incorporated herein by reference to Exhibit 3.3, to Schedule 14A filed November 9, 1993, Commission file No. 014361.

Exhibit 3.4 Restated Certificate of Incorporation of Partech Holdings Corporation dated January 25, 1994, incorporated herein by reference to Exhibit 3.3, to Form 10-Q for the fiscal quarter ended January 31, 1994, filed March 17, 1994, Commission file No. 014361, Commission file No. 014361.

Exhibit 3.5 Proposed Amendment to Partech Holdings Corporation Certificate of Incorporation, incorporated herein by reference to Exhibit 3.5, to Schedule 14A filed May 20, 1994, Commission file No. 014361.

Exhibit 4.1      Instruments Defining the Rights of Security Holders filed as
                 Exhibit 3 to Form 10, Commission File No. 014361 filed on March 28, 1986 is incorporated herein by reference.

Exhibit 4.2 Form of Common Share Certificate of Partech Holdings Corporation, incorporated herein by reference to Exhibit B, to Form 8-K, dated March 13, 1992, Commission File No. 014361.

Exhibit 4.3 Form of Notice of Redemption for Redeemable Class A Warrants of Partech Holdings Corporation incorporated herein by reference to Exhibit A, to Form 8-K, dated April 14, 1992, Commission File No. 014361.

Exhibit 4.4 Prospectus Supplement of Partech Holdings Corporation dated March 13, 1992, incorporated herein by reference to Exhibit A, to Form 8-K, dated March 13, 1992, Commission File No. 014361.

Exhibit 4.5 Prospectus Supplement of Partech Holdings Corporation dated February 1, 1993, incorporated herein by reference to Exhibit 4.5, to Form 8-K, filed February 2, 1993, Commission File No. 014361.

Exhibit 4.6 Prospectus Supplement of Partech Holdings Corporation dated April 27, 1993, incorporated herein by reference to Exhibit 4.6, to Form 8-K, filed April 28, 1993, Commission File No. 014361.

Exhibit 4.7      Prospectus Supplement, incorporated herein by reference to
                 Exhibit 4.7, to Form 8-K, filed June 4, 1993, Commission file No. 014361.

Exhibit 4.8 Prospectus Supplement, filed herewith as Exhibit 4.7, incorporated herein by reference to Exhibit 4.8, to Form 8-K, filed July 2, 1993, Commission file No. 014361.

Exhibit 4.9 Form of Subscription Agreement between Partech Holdings Corporation and the Investor, filed herewith as Exhibit 4.9.

Exhibit 4.10 Form of 6% Secured Note of Partech Holdings Corporation issued to the Investor, filed herewith as Exhibit 4.10.

Exhibit 4.11 Form of Supplemental Warrant and Additional Warrant between Partech Holdings Corporation and the Investor, filed herewith as Exhibit 4.11.

Exhibit 4.12 Form of Unit Warrant between Partech Holdings Corporation and the Investor, filed herewith as Exhibit 4.12.

Exhibit 5.4 Opinion of Counsel Regarding the $600,000 exempt Convertible Securities offering, filed herewith as Exhibit 5.4.

Exhibit 10.1 Employment Agreement with John E. Rayl filed as Exhibit 5 to Form 10, Commission File No. 014361 filed on March 28, 1986 is incorporated herein by reference.

Exhibit 10.4 Form of Agreement of Trust of the Company's Ohio business trusts. Incorporated herein by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended April 30, 1987, Commission File No. 014361.

Exhibit 10.5 Form of Purchase Assignment and Assumption Agreement of the Company's Ohio business trusts. Incorporated herein by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended April 30, 1987, Commission File No. 014361.

Exhibit 10.6 Form of Description of the Property and the Property's Rights, Obligations, and Equipment of the Company's Ohio business trusts. Incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended April 30, 1987, Commission File No. 014361.

Exhibit 10.7 Form of Remarketing and Servicing Agreement of the Company's Ohio business trusts. Incorporated herein by reference to
                 Exhibit 10.7 to Annual Report on Form 10-K for the year ended April 30, 1987, Commission File No. 014361.

Exhibit 10.26 Partech Holdings Corporation 1989 Incentive Stock Options Plan and 1989 Stock Option and Stock Appreciation Rights Plan incorporated herein by reference to an Exhibit filed therewith Information Statement filed on Form 14C for the year ended April 30, 1989, Commission File No. 014361.

Exhibit 10.35 Lease dated as of March 23, 1992 between LCC Asset Management Corporation and Ohio State Life Insurance Company, filed herewith as Exhibit 10.35. Incorporated herein by reference to Exhibit 10.35 to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 1992, Commission File No. 014361.

Exhibit 10.37 Letter to continental Stock Transfer and Trust Company, dated February 1, 1993, authorizing issuance of Redeemable B Warrants at Temporary Exercise Price during Temporary Exercise Period, incorporated herein by reference to Exhibit 10.40, to Form 8-K, dated February 1, 1993, Commission File No. 014361.

Exhibit 10.38 Letter to continental Stock Transfer and Trust Company, dated April 27, 1993, authorizing issuance of Redeemable B Warrants at Temporary Exercise Price during Temporary Exercise Period, incorporated herein by reference to Exhibit 10.41, to Form 8-K, filed April 28, 1993, Commission File No. 014361.

Exhibit 10.41 Loan Agreement between Partech Communications Group, Inc. and Funder's Trust 1992-A, dated March 9, 1993, incorporated herein by reference to Exhibit 10.41, to Form 8-K, file March 17, 1993, Commission File No. 014361.

Exhibit 10.42 Purchase Agreement between Jenning's Communications Corporation and PCG of the Golden Strand, Inc., for the purchase of WDZD-FM, dated September 17, 1992, incorporated herein by reference to Exhibit 10.42, to Form 8-K, file March 17, 1993, Commission File No. 014361.

Exhibit 10.43 Bill of Sale between Jenning's Communications Corporation and PCG of the Golden Strand, Inc., for the purchase of WDZD-FM, dated March 10, 1993, incorporated herein by reference to
                 Exhibit 10.43, to Form 8-K, file March 17, 1993, Commission File No. 014361.

Exhibit 10.44 Letter to Continental Stock Transfer and Trust Company, dated June 3, 1993, authorizing issuance of Redeemable B Warrants at Temporary Exercise Price during Temporary Exercise Period incorporated herein by reference to Exhibit 10.44, to Form 8-K, filed June 4, 1993, Commission file No. 014361.

Exhibit 10.45 Purchase Agreement between Webster Broadcasting, Inc. and PCG of Tallahassee, Inc., for the purchase of WMFL-AM and WJPH-FM, dated May 12, 1993, incorporated herein by reference to
                 Exhibit 10.45, to Form 8-K, filed June 4, 1993, Commission file No. 014361.

Exhibit 10.46 Guarantee by Partech Holdings Corporation of Purchase Agreement between Webster Broadcasting, Inc. and PCG of Tallahassee, Inc., for the purchase of WMFL-Am and WJPH-FM, dated May 12, 1993, incorporated herein by reference to
                 Exhibit 10.46, to Form 8-K, filed June 4, 1993, Commission file No. 014361.

Exhibit 10.47 Local Programming and Marketing Agreement between Webster Broadcasting, Inc. and PCG of Tallahassee, Inc., to broadcast from WMFL-AM and WJPH-FM, dated May 12, 1993, incorporated herein by reference to Exhibit 10.47, to Form 8-K, filed June 4, 1993, Commission file No. 014361.

Exhibit 10.48 1989 Stock Option and Stock Appreciation Rights Plan Agreement between Partech Holdings Corporation and John E. Rayl, dated July 15, 1993, incorporated herein by reference to Exhibit 10.48, to Form S-8, filed August 9, 1993, Commission file No. 014361.

Exhibit 10.50 1989 Stock Option and Stock Appreciation Rights Plan Agreement between Partech Holdings Corporation and Mark S. Manafo, dated July 15, 1993, incorporated herein by reference to Exhibit 10.50, to Form S-8, filed August 9, 1993, Commission file No. 014361.

Exhibit 10.51 1989 Incentive Stock Option Plan Agreement between Partech Holdings Corporation and Mark S. Manafo, dated July 15, 1993, incorporated herein by reference to Exhibit 10.51, to Form S-8, filed August 9, 1993, Commission file No. 014361.

Exhibit 10.52 1989 Incentive Stock Option Plan Agreement between Partech Holdings Corporation and Thomas E. Reynolds, dated July 15, 1993, incorporated herein by reference to Exhibit 10.52, to Form S-8, filed August 9, 1993, Commission file No. 014361.

Exhibit 10.53 1989 Incentive Stock Option Plan Agreement between Partech Holdings Corporation and Jerald K. Rayl, dated July 15, 1993, incorporated herein by reference to Exhibit 10.53, to Form S-8, filed August 9, 1993, Commission file No. 014361.

Exhibit 10.54 1989 Incentive Stock Option Plan Agreement between Partech Holdings Corporation and Paul R. Weinberger, dated July 15, 1993, incorporated herein by reference to Exhibit 10.54, to Form S-8, filed August 9, 1993, Commission file No. 014361.

Exhibit 10.55 Consulting Agreement between Partech Holdings Corporation and Birchwood Capital Advisors Group, Inc. dated February 1, 1994, incorporated herein by reference to Exhibit 10.51, to Form S-8, filed March 21, 1994, Commission file No. 014361.

Exhibit 10.56 Agreement to Grant Options between Partech Holdings Corporation and M.S. Farrell & Company, Inc. dated April 6, 1994, incorporated herein by reference to Exhibit 10.52, to Form S-8, filed April 8, 1994, Commission file No. 014361.

Exhibit 10.57 Consulting Agreement between Partech Holdings Corporation and M.S. Farrell & Company, Inc. dated November 13, 1992, incorporated herein by reference to Exhibit 10.53, to Form S-8, filed April 8, 1994, Commission file No. 014361.

Exhibit 10.58 Letter to Continental Stock Transfer and Trust Company, dated June 3, 1993, authorizing issuance of Redeemable B Warrants at Temporary Exercise Price during Temporary Exercise Period, incorporated herein by reference to Exhibit 10.49, to Form 8-K, filed July 2, 1993, Commission file No. 014361.

Exhibit 10.59 1993 Long-Term Incentive Plan, Proxy Item Number 3, incorporated herein by reference to Exhibit 10.50, to Schedule 14A, Preliminary Proxy Statement, filed November 9, 1993, Commission file No. 014361.

Exhibit 10.60 Amendment to Employment Agreement between Partech Holdings Corporations and John E. Rayl, dated July 15, 1993, incorporated herein by reference to Exhibit 10.60, to Schedule 14A filed May 20, 1994, Commission file No. 014361.

Exhibit 10.61 Amendment to Employment Agreement between John E. Rayl and Partech Holdings Corporation, Partech Communications Group, Inc. and Leeward Capital Corporation, dated May 1, 1994, filed herewith as Exhibit 10.61.

Exhibit 10.62 Agreement between Dwyer & Associates, Inc. and Partech Holdings Corporation, dated May 10, 1994, with Exhibit A, Option Agreement and sub Exhibit A, Certificate for Common Stock Purchase Options and sub Exhibit B, Form of Election top Purchase, filed herewith as Exhibit 10.62.

Exhibit 10.63 1989 Incentive Stock Option Plan Agreement between Partech Holdings Corporation and James B. Dwyer, III, dated May 18, 1994, filed herewith as Exhibit 10.63.

Exhibit 10.64 Form of Time Brokerage Agreement between Lee Mitchell and Tropic of St. Simons Inc., filed herewith as Exhibit 10.64.

Exhibit 10.65 Form of Stock Purchase Agreement between PCG of the Florida Keys, Inc. and Richard Silva, filed herewith as Exhibit 10.65.

Exhibit 10.66 Form of Security Pledge and Hypothecation Agreement between PCG of the Florida Keys, Inc. and Richard Silva, filed herewith as Exhibit 10.66.

Exhibit 10.67 Form of Put Option Agreement between PCG of the Florida Keys, Inc. and Richard Silva, filed herewith as Exhibit 10.67.

Exhibit 10.68 Form of Purchase Option Agreement between Richard Silva and PCG of the Florida Keys, Inc. filed herewith as Exhibit 10.68.

Exhibit 10.69 Form of Security Agreement between PCG of the Golden Strand, Inc. and Media Group, Inc., filed herewith as Exhibit 10.69.

Exhibit 10.70 Form of Escrow Agreement among Ed Winton, Partech Communications Group, Inc. and Mark T. Jorgenson d/b/a/ Jorgenson Broadcast Brokerage, filed herewith as Exhibit 10.70.

Exhibit 10.71 Form of Promissory Note by PCG of the Golden Strand, Inc. payable to Media Group, Inc., filed herewith as Exhibit 10.71.

Exhibit 10.72 Form of Purchase Agreement between Ed Winton and Tropic of Tallahassee, Inc., filed herewith as Exhibit 10.72.

Exhibit 10.73 Form of Security Agreement between Tropic of Tallahassee, Inc. and Ed Winton, filed herewith as Exhibit 10.73.

Exhibit 10.74 Form of Promissory Note by Tropic of Tallahassee, Inc. payable to Ed Winton, filed herewith as Exhibit 10.74.

Exhibit 10.75 Form of Escrow Agreement among WBA Broadcasting, Inc., Partech Communications Group, Inc. and Mark T. Jorgenson d/b/a/ Jorgenson Broadcast Brokerage, filed herewith as Exhibit 10.75.

Exhibit 10.76 Form of Purchase Agreement among Lee M. Mitchell, AT&T Commercial Finance Corporation, and Tropic of St. Simons, Inc., filed herewith as Exhibit 10.76.

Exhibit 10.77 Purchase Agreement between White Broadcasting Corporation and Tropic of Key West, Inc., dated June 17, 1994, filed herewith as Exhibit 10.77.

Exhibit 10.78 Form of Escrow Agreement among White Broadcasting, Inc., Partech Communications Group, Inc. and Mark T. Jorgenson d/b/a/ Jorgenson Broadcast Brokerage, filed herewith as
                 Exhibit 10.78.

Exhibit 10.79 Form of Non-Compete Agreement between White Broadcasting, Inc. and Tropic of Key West, Inc., filed herewith as Exhibit 10.79

Exhibit 10.80 Agreement between John E. Rayl, Partech Holdings Corporation and Partech Communications Group, Inc., as to the replacement of pledged shares that may be foreclosed upon in accordance with Unit Note pursuant to the $600,000 Convertible Securities Offering, dated May 31, 1994, filed herewith as Exhibit 10.80.

Exhibit 10.81 Partech Communications Group, Inc. Pledge Agreement between Partech Communications Group, Inc. and the Investor and Kelly Drye & Warren, the Investor's Representative, dated June 15, 1994, filed herewith as Exhibit 10.81.

Exhibit 10.82 Pledge Agreement between John E. Rayl and the Investor and Kelly Drye & Warren, the Investor's Representative, dated June 15, 1994, filed herewith as Exhibit 10.82.

Exhibit 11       Statement re:  computation of earnings per share.

Exhibit 20 Form of Proxy for 1993 Annual Meeting of Shareholders, incorporated herein by reference to Exhibit 20, to Schedule 14A, Preliminary Proxy Statement, filed November 9, 1993, Commission file No. 014361.

Exhibit 20.1 Letter between Partech Holdings Corporation and M.S. Farrell & Company, Inc. dated April 6, 1994, incorporated herein by reference to Exhibit 20, to Form S-8, filed April 8, 1994, Commission file No. 014361.

Exhibit 20.2 Form of Proxy for Special Meeting to be held July 21, 1994, incorporated herein by reference to Exhibit 20.2, to Schedule 14A filed May 20, 1994, Commission file No. 014361.

Exhibit 22       Subsidiaries of the Company.

Exhibit 23.2 Consent of Hausser + Taylor incorporated herein by reference to Exhibit 23.6, to Form S-8, filed April 8, 1994, Commission file No. 014361.

Exhibit 23.3 Consent of Hausser + Taylor incorporated herein by reference to Exhibit 24.4, to Form S-8, filed August 9, 1993, Commission file No. 014361.

Exhibit 23.5 Consent of Hausser + Taylor incorporated herein by reference to Exhibit 23.5, to Form S-8, filed March 21, 1994, Commission file No. 014361.

Exhibit 99 Board of Directors resolutions for reverse stock split, dated April 21, 1994, incorporated herein by reference to Exhibit 99, to Schedule 14A filed May 20, 1994, Commission file No. 014361.

EXHIBIT 22.   SUBSIDIARIES OF THE COMPANY



Leeward Capital Corporation (a wholly-owned subsidiary of the Company)
LCC Equipment Corporation (a wholly-owned subsidiary of the Company)
LCC Leasing International, Inc. (a wholly-owned subsidiary of Leeward Capital
  Corporation)
LCC Investments, Inc. (a wholly-owned subsidiary of Leeward Capital
  Corporation)
LCC Asset Management Corporation (a wholly-owned subsidiary of the Company) Partech Communications Group, Inc. (a wholly-owned subsidiary of the Company) PCG of Florida, Inc. (a wholly-owned subsidiary of Partech Communications
  Group, Inc.)
PCG of the Florida Keys, Inc.  (a wholly-owned subsidiary of Partech
  Communications Group, Inc.)
PCG of the Golden Strand, Inc.  (a wholly-owned subsidiary of Partech
  Communications Group, Inc.)
GS Services, Inc.  (a wholly-owned subsidiary of Partech Communications Group,
  Inc.)
PCG of Tallahassee, Inc.  (a wholly-owned subsidiary of Partech Communications
  Group, Inc.)
PCG of Florida, Inc.  (a wholly-owned subsidiary of Partech Communications
  Group, Inc.)
Tropic Broadcasting, Inc.  (a wholly-owned subsidiary of Partech Communications
  Group, Inc.)
Tropic Broadcasting of Brunswick, Inc.  (a wholly-owned subsidiary of Partech
  Communications Group, Inc.)
Tropic of Key West, Inc.  (a wholly-owned subsidiary of Partech Communications
  Group, Inc.)
Tropic Broadcasting of North Florida, Inc.  (a wholly-owned subsidiary of
  Partech Communications Group, Inc.)
Tropic of St. Simons, Inc.  (a wholly-owned subsidiary of Partech Communications
  Group, Inc.)
Tropic of South Carolina, Inc.  (a wholly-owned subsidiary of Partech
  Communications Group, Inc.)
Tropic Broadcasting of Waycross, Inc.  (a wholly-owned subsidiary of Partech
  Communications Group, Inc.)
Tropic of Tallahassee, Inc.  (a wholly-owned subsidiary of Partech
  Communications Group, Inc.)
Par Comm Consultants, Inc.  (a wholly-owned subsidiary of Partech Communications
  Group, Inc.)
Thorndine, Ltd. (an inactive United Kingdom company and wholly-owned subsidiary of LCC Leasing International, Inc.)