Form 10-Q
period 1994-07-31
PARTECH HOLDINGS CORP
filed 1994-09-14
CIK 791027

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal quarter ended  July 31, 1994     Commission file number  0-14361




                          PARTECH HOLDINGS CORPORATION
              (Exact Name of Company as Specified in Its Charter)




             Delaware                                   31-1166419
  (State or Other jurisdiction of              (I.R.S. Employer I.D. Number)
   incorporation or organization)



       3366 Riverside Drive, Suite 200, Columbus, Ohio          43221
          (Address of principal executive offices)           (Zip Code)



      Company's telephone number, including area code:   (614) 538-0660





  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X         No
                                                   ---           ---

      The Company had 1,859,902 shares of $0.15 par value common stock outstanding as of August 31, 1994.


                                                   PARTECH HOLDINGS CORPORATION


                                                             FORM 10-Q
                                                FOR THE QUARTER ENDED JULY 31, 1994



                                                               INDEX



                                                  PART I:  FINANCIAL INFORMATION



                                                                                                           PAGE
  Item 1.   Financial Statements

       (a)  Consolidated Balance Sheets as of July 31, 1994 and April 30, 1994                              3

       (b)  Statements of Consolidated Operations for the Three Months Ended July 31,
               1994 and 1993, respectively                                                                  4

       (c)  Statements of Consolidated Cash Flows for the Three Months Ended July 31,
               1994 and 1993, respectively                                                                  5

       (d)  Notes to Consolidated Financial Statements                                                      7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                       10


                                                           PART II:  OTHER INFORMATION


  Item 4.   Submission of Matters to a Vote of Security Holders                                            13

  Item 6.   Exhibit Index and reports on Form 8-K                                                          13

       Signatures                                                                                          14


                                                              PART I
Item 1.   Financial Statements
          --------------------
                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                JULY 31,            APRIL 30,
                                                                                  1994                1994
  ASSETS:
  Cash                                                                       $       23,230   $       36,344
  Deposits and accounts receivable (net of allowance for
     doubtful accounts of $7,077 and $2,730, respectively)                          262,900          137,328
  Residuals notes receivable                                                        259,893          291,741
  Equipment notes and accrued interest receivable                                52,697,302       56,789,950
  Leased property under capital lease, at cost (net of accumulated
     amortization of $121,052,566 and $123,972,731, respectively)                24,835,131       29,084,845
  Net investment in operating leases (net of accumulated
     depreciation of $4,600,196 and $4,159,137, respectively)                       844,120        1,359,646
  Property and equipment, at cost (net of accumulated depreciation of
     $374,721 and $350,259, respectively)                                           595,694          613,906
  Cost in excess of net assets acquired (net of accumulated amortization
     of $1,117,699 and $1,085,562, respectively)                                  2,251,885        2,283,781
  Investment in partnerships                                                         45,498           45,498
  Net investment in direct financing leases                                       2,300,126        2,230,641
  Deferred organization, stock issuance and other financing costs                    98,401           86,708
  Broadcasting rights                                                               343,818          381,818
  Other assets                                                                       75,474           77,954
                                                                             --------------   --------------
            Total Assets                                                     $   84,633,472   $   93,420,160
                                                                             ==============   ==============

  LIABILITIES:
  Accounts payable and accrued expenses                                      $      228,545   $      198,899
  Accounts payable - related parties                                                 31,348           31,348
  Note and accrued interest payable - related party                                  30,796           30,033
  Notes and accrued interest payable                                              2,908,776        2,431,855
  Broadcasting rights                                                               343,818          381,818
  Discounted lease rentals and accrued interest payable                          25,679,251       30,444,340
  Capital lease obligations and accrued interest payable                         52,703,440       56,797,791
  Accrued officer compensation and interest payable                                  95,121           52,649
  Deferred income taxes                                                                   -           75,000
                                                                             --------------   --------------
            Total Liabilities                                                    82,021,095       90,443,733
                                                                             --------------   --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding
  Common stock, $0.15 par value, 50,000,000 shares authorized,
     1,862,302 issued                                                               279,345          279,345
  Paid in capital                                                                 7,863,790        7,863,988
  Retained deficit                                                               (5,519,170)      (5,155,318)
                                                                             --------------   --------------
                                                                                  2,623,965        2,988,015
            Treasury stock, at cost                                                 (11,588)         (11,588)
                                                                             --------------   --------------
            Total Stockholders' Equity                                            2,612,377        2,976,427
                                                                             --------------   --------------
            Total Liabilities and Stockholders' Equity                       $   84,633,472   $   93,420,160
                                                                             ==============   ==============

                    See accompanying notes to consolidated financial statements.


                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                               STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                                 THREE MONTHS ENDED JULY 31,
                                                                           -----------------------------------------------
                                                                                1994                              1993
  REVENUES:
     Rental income                                                         $    2,692,543                   $    6,947,460
     Commissions, fees, advertising and other income                              211,051                           41,767
     Interest income                                                            1,559,676                        2,354,204
                                                                           --------------                   --------------
         Total Revenues                                                         4,463,270                        9,343,431
                                                                           --------------                   --------------

COSTS AND EXPENSES:
     Marketing, administrative and other operating expenses                       579,769                          369,219
     Advisory services                                                                  -                           84,583
     Interest expense - related party                                                   -                          121,011
     Interest expense                                                           1,372,732                        3,406,525
     Depreciation and amortization of equipment                                 2,914,384                        5,929,276
     Amortization of cost in excess of net assets acquired
        and other intangible assets                                                35,237                           35,215
                                                                           --------------                   --------------
         Total Costs and Expenses                                               4,902,122                        9,945,829
                                                                           --------------                   --------------
LOSS BEFORE INCOME TAXES                                                         (438,852)                        (602,398)

         Income tax benefit                                                       (75,000)                               -
                                                                           --------------                   --------------
NET LOSS                                                                   $     (363,852)                  $     (602,398)
                                                                           ==============                   ==============
PRIMARY NET LOSS PER SHARE                                                 $        (0.20)                  $        (0.51)
                                                                           ==============                   ==============
FULLY DILUTED NET LOSS PER SHARE                                           $        (0.20)                  $        (0.51)
                                                                           ==============                   ==============
AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES:
         Primary                                                                1,859,902                        1,170,756
         Fully diluted                                                          1,859,902                        1,170,756



                    See accompanying notes to consolidated financial statements.

                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                               INCREASE IN CASH AND CASH EQUIVALENTS


                                                                                      THREE MONTHS ENDED JULY 31,
                                                                                    ------------------------------
                                                                                        1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
     Commissions, fees, advertising and other receipts                              $    87,524        $    69,187
     Marketing, administrative and other operating
        payments                                                                       (385,133)          (292,482)
     Interest receipts                                                                      371              4,358
     Interest payments                                                                   (5,847)          (125,659)
                                                                                    -----------        -----------
         Net Cash Used For Operating Activities                                        (303,085)          (344,596)
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments to non consolidated affiliates                                               (620)            (2,260)
     Purchases of property and equipment                                                 (1,806)           (50,681)
     Proceeds from sale of property and equipment                                         1,050                  -
     Capitalized organization costs                                                      (2,109)           (25,473)
     Escrow deposits for radio station acquisitions                                     (67,000)                 -
     Other                                                                                    -                (70)
                                                                                    -----------        -----------
         Net Cash Used For Investing Activities                                         (70,485)           (78,484)
                                                                                    -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred stock, debt issuance and other financing costs                            (43,207)            (4,093)
     Proceeds from issuance of stock                                                          -          2,339,981
     Proceeds from other borrowings                                                     410,000                  -
     Principal payments under other borrowings                                                -           (625,000)
     Principal payments under radio station acquisition financings                       (3,828)            (3,565)
     Principal payments under capital lease obligation
        and other financings                                                             (2,509)            (1,682)
                                                                                    -----------        -----------
         Net Cash Provided By Financing Activities                                      360,456          1,705,641
                                                                                    -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (13,114)         1,282,561


CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                           36,344            143,164
                                                                                    -----------        -----------
CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                                                      $    23,230        $ 1,425,725
                                                                                     ===========       ===========



                    See accompanying notes to consolidated financial statements.


                                           PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                               STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                   RECONCILIATION OF NET LOSS TO
                                              NET CASH USED FOR OPERATING ACTIVITIES

                                                                            THREE MONTHS ENDED JULY 31,
                                                                       --------------------------------------
                                                                           1994                     1993
  Net loss                                                             $    (363,852)          $     (602,398)
                                                                       -------------           --------------
  Adjustments to reconcile net loss to net cash used for
     operating activities:
  Expenses and revenues not affecting operating activities:
     Depreciation and amortization of equipment, and
        cost in excess and other intangible assets                         2,949,621                5,964,491
     Deferred costs expensed                                                  33,917                        -
     Advisory services paid in stock                                               -                   84,583
     Employee stock bonus                                                          -                   42,900
     Rental income                                                        (2,692,543)              (6,947,460)
     Leasing interest income                                              (1,558,641)              (2,351,301)
     Leasing interest expense                                              1,362,396                3,396,197
  Changes in assets and liabilities:
     Changes in accrued interest income                                         (664)                   1,455
     Changes in accrued interest expense                                       4,489                    5,680
     Changes in residual notes and accounts
        receivable                                                           (29,502)                  24,176
     Changes in other assets                                                  66,517                   (1,873)
     Changes in notes and accounts payable,
        and accrued expenses                                                  (2,294)                  36,733
     Income taxes                                                            (75,000)                       -
     Other                                                                     2,471                    2,221
                                                                       -------------           --------------
         Total Adjustments                                                    60,767                  257,802
                                                                       -------------           --------------

NET CASH USED FOR OPERATING ACTIVITIES                                 $    (303,085)          $     (344,596)
                                                                       =============           ==============


                       SUPPLEMENTAL CASH FLOW INFORMATION


     INVESTMENT IN FINANCE ASSETS. The Company acquires leases of equipment and lease receivables partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee.

     During the current period the Company disposed of Net Investment in Operating Leases which reduced its gross value by $74,467 and accumulated depreciation by the same amount. During the three months ended July 31, 1994 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $5,293,579 and accumulated amortization by an equivalent amount. Also, during the same period the Company's obligation to pay $1,876,300 of Discounted Lease Rentals and Accrued Interest Payable terminated; therefore, the carrying value of Equipment Under Capital Lease was reduced tantamount.

     During the three months ended July 31, 1993 the Company (1) incurred $40,000 of debt and expended $19,449 in cash for the purchase of fixed assets, (2) issued 110,000 shares for $5,500 in cash and incurred $42,900 of compensation expense, and (3) recorded other assets of $1,775 and related liabilities of an equivalent amount. During the three months ended July 31, 1993 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $16,551,812 and accumulated amortization by an equivalent amount.


         See accompanying notes to consolidated financial statements.

                 PARTECH HOLDINGS CORPORATION AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet as of July 31, 1994, the statement of consolidated operations for the three months ended July 31, 1994, and the statement of consolidated cash flows for the three months ended July 31, 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1994, and for all periods presented, have been made.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1994 and 1993, Annual Report to the Securities and Exchange Commission on Form 10-K.

2.  FEDERAL INCOME TAX

    The income tax provision is reported using an asset and liability approach and measuring the change in the tax asset or liability. A deferred tax asset or liability generally arises from changes in differences between financial reporting and tax bases of all assets and liabilities (with exception related to goodwill). A deferred tax asset will result in an income tax benefit (before valuation allowance), conversely a deferred tax liability will result in income tax expense. Previously recorded deferred tax assets and liabilities are adjusted upon any changes in enacted tax rates. Differences between financial reporting and tax bases usually result from differences in timing of income and expense recognition. A valuation allowance is applied to a tax asset for any amount that does not meet certain realizability criteria. A change in the amount of valuation allowance that is applicable to the beginning of the year balance is recognized in income from continuing operations, increases in the valuation allowance are recognized as income tax expense and decreases are recognized as income tax benefit. The valuation allowance at the beginning of the year was $1,632,000 and increased $111,400.

    As of July 31, 1994, the Company and its subsidiaries reported an aggregate cumulative Federal income tax loss carryforward of approximately $17,559,000, expiring through 2010. As of July 31, 1993, the Company and its subsidiaries had aggregate Federal tax net operating loss carryforwards of approximately $22,872,000.

3.  EARNINGS PER SHARE

    For the fiscal quarters ended July 31, 1994 and 1993, primary and fully diluted earnings per share amounts, are computed based on 1,859,902 shares and 1,170,756 shares, the weighted average number of common shares outstanding. Stock purchase rights are not included in primary or fully diluted earnings per share for either period presented herein due to the rights being anti-dilutive. Included in the weighted average number of common shares outstanding, for the first fiscal quarter of 1993, are 36,667 shares issued pursuant to stock sales and 133,333 shares which were issuable as of July 31, 1993. During the fiscal quarter ended July 31, 1993 the Company issued 778,160 shares pursuant to warrant exercises. If these shares had been issued at the beginning of the period primary and fully diluted loss per share would have been ($0.33).

5.  DEFERRED COSTS

    At July 31, 1994, the Company has deferred $47,601 of costs associated with the acquisition of broadcast properties and $50,800 of costs in connection with financings. During the current period the Company expensed $33,917 of deferred financing costs.

6.  ADVERTISING REVENUE AND BARTER TRANSACTIONS

    During the fiscal quarter ended July 31, 1994 the Company recognized $196,915 of advertising revenue which is included in commissions, fees, advertising and other income. Such advertising revenue includes $88,245 of barter transaction revenue. Also during the current period, the Company recognized $70,534 of barter transaction expense, which is included in marketing, administrative and other operating expenses. Prior years amounts were not significant. The amount of goods and services which were received or used prior to the transmission of advertising was insignificant as of the balance sheet date.

7. REVERSE STOCK SPLIT

    The Company held a Special Meeting of Stockholders on July 21, 1994 to vote upon a one (1) for three (3) reverse stock split (the "Reverse Split"). The Company's Certificate of Amendment for the Reverse Split was filed with the Secretary of State of Delaware on July 26, 1994, thereby causing this date to be the effective date of the Reverse Split. All amounts herein have been restated for the Reverse Split.

8.  PRIVATE DEBT PLACEMENT

    During the fiscal quarter ended July 31, 1994 the Company received $410,000 and subsequent to July 31, 1994 the Company received an additional $100,000 (which includes $50,000 from a Company of which John E. Rayl, C.E.O. and President is a principal) pursuant to an exempt offering of the Company's securities. The securities are convertible after September 30, 1994 into the Company's common stock at a price equal to 50% of the closing bid price on conversion date. The securities are collateralized by all of the issued and outstanding stock of the Company's communications subsidiary and 700,305 shares of the Company's common stock which is owned by John E. Rayl, C.E.O. and President. Mr. Rayl and the Company have agreed that if Mr. Rayl's shares are foreclosed upon the Company will satisfy its contribution obligation to Mr. Rayl by distributing two shares of the same class of stock for every one share foreclosed upon.

    The Company is presently negotiating with the existing Note holders for their approval to extend the due date of the Notes from September 30, 1994 to March 31, 1995 and, capitalize late interest in the amount of $4,578 on $410,000 of Notes and current or future interest to Note principal.

8.  STOCK OPTION PLANS

    The following table sets forth: (1) the number of shares of the Company's common stock issuable at July 31, 1994 pursuant to outstanding Options; (2) the exercise price per share; (3) the aggregate exercise price; (4) the expiration dates; and, (5) the market values of such shares at July 31, 1994, based on $2.25 per share, which is the average of the high and low ask and bid prices on the National Association of Securities Dealers Automated Quotation system on July 31, 1994.

                                         Number of
                                          Shares                                                                Market
                                        Covered By          Exercise             Aggregate                      Value at
                                        Outstanding        Price Per             Exercise      Expiration       July 31,
           Plan                          Options             Share                 Price         Dates           1994
- - -----------------------                 ---------           -------             -----------    --------       -----------
Incentive Stock Option Plan              23,808            $    2.07           $    49,283     11/18/02       $  53,568

Incentive Stock Option Plan              53,332            $    3.27           $   174,396      7/15/03       $ 119,997

Incentive Stock Option Plan                 499            $  2.8125           $     1,403      4/29/04       $   1,123

Incentive Stock Option Plan              10,000            $ 2.34375           $    23,438      4/29/04       $  22,500

Stock Option and Stock
   Appreciation Rights Plan              33,333            $    2.07           $    68,999     11/18/02       $  74,999

Stock Option and Stock
   Appreciation Rights Plan             113,333            $    3.27           $   370,599      7/15/03       $ 254,999

    No Options were exercised during the current period.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

RESULTS OF OPERATIONS


    The Company presently owns and operates WLTT-FM in Shallotte, North Carolina (serving the Wilmington, North Carolina and Myrtle Beach, South Carolina markets), operates WMOG-FM and WMOG-AM, St. Simons Island and Brunswick, Georgia, respectively, through a Time Brokerage Agreement, and is in the process of constructing WKKB-FM in the Florida Keys, of which the Company owns a 49% interest and many pursue the acquisition of the other 51%. The Company's applications for license transfer have been approved by the FCC for two FM and one AM station, all of which are located in Florida. The applications for license transfer for an FM station located in Florida and WMOG-FM and WMOG-AM are pending FCC approval.

    The Company expects that its acquisition activities will extend well into fiscal year 1995 and that significant revenues and income will not be realized until all of the stations have been acquired and integrated into a consolidated operation. As of July 31, 1994 the Company has $47,601 of costs deferred which relate to these acquisition activities.

    The Company is continuing to manage its lease portfolios and to acquire lease properties as and when suitable transactions become available. The Company is actively pursuing leasing opportunities within the broadcast industry. If the Company has idle broadcast equipment, it aggressively markets such equipment for lease.

    Rental income and interest income is a function of the amount of equipment in the Company's Portfolios which may change substantially from year to year based upon the volume of Portfolio acquisitions and dispositions. The Company's net earnings from its Portfolios is minimal until the Operating Leases are completed and the related Discounted Lease Rentals and Accrued Interest Payable are paid. The following tables indicate the comparative results of operations for the fiscal quarters ended July 31, 1994 and 1993.

===================================================================================================================

                    FISCAL QUARTER ENDED JULY 31, 1992 COMPARED TO QUARTER ENDED JULY 31, 1991

                                              Fiscal Quarter Ended July 31,             Amount of Change
                                            --------------------------------       ----------------------------
                                                  1994              1993              Dollars        Percentage

   Rental income                             $   2,692,543    $   6,947,460         $ (4,254,917)       (61.2%)
   Commissions, fees, advertising and
      other income                           $     211,051    $      41,767         $    169,284        405.3%
   Interest income                           $   1,559,676    $   2,354,204         $   (794,528)       (33.7%)

   Marketing, administrative and other
      operating expenses                     $     579,769    $     369,219         $    210,550         57.0%
   Interest expense                          $   1,372,732    $   3,527,536         $ (2,154,804)       (61.1%)
   Depreciation and amortization of
      equipment                              $   2,914,384    $   5,929,276         $ (3,014,892)       (50.8%)

   Loss from operations                      $   (438,852)    $    (602,398)        $    163,546         27.1%
   Net loss                                  $   (363,852)    $    (602,398)        $    238,546         39.6%

===================================================================================================================

    The above costs reflect the activity of the Portfolios acquired by the Company. As the number of leases vary, so do the related expenses. As of July 31, 1994 Equipment Notes and Accrued Interest Receivable, Leased Property Under Capital Lease and Net Investment in Operating Leases were $52,697,302, $24,835,131 and $844,120 respectively, compared to $56,789,950, $29,084,845 and
$1,359,646, respectively, at April 30, 1994. Discounted Lease Rentals and Accrued Interest Payable, and Capital Lease Obligations and Accrued Interest Payable were $25,679,251 and $52,703,440, respectively, at July 31, 1994 compared to $30,444,340 and $56,797,791, respectively, at April 30, 1994.
These and the above leasing revenue and expense decreases are due to payments made as to the Company's existing lease receivables and related obligations, which is a normal operating circumstance, and sales of the lease portfolios. Such revenues and expenses, and assets and liabilities are expected to change in future periods from new properties being acquired (resulting in increases) and for payments which will be received and made as to equipment and leases owned or disposed of, as the case may be (resulting in decreases).

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

    At July 31, 1994, the Company has deferred $50,800 of costs in connection with financings. During the current period the Company expensed $33,917 of deferred financing costs.

    During the fiscal quarter ended July 31, 1994 the Company recognized $196,915 of advertising revenue which is included in commissions, fees, advertising and other income. Such advertising revenue includes $88,245 of barter transaction revenue. Also during the current period, the Company recognized $70,534 of barter transaction expense included in marketing, administrative and other operating expenses.

    The Company earns commissions, fees and other income from transactions which fluctuates substantially from one comparable period to the next. The Company believes that its relationship with its lease origination customers remains good, however, none of these companies are presently underwriting business in volumes sufficient to assure that the Company will have access to future suitable Portfolio purchases. The Company will continue to pursue Portfolio acquisitions on suitable terms as and when available. During the current period the Company has not consummated any leasing transactions which have generated fee income.

    The Company held a Special Meeting of Stockholders on July 21, 1994 to vote upon a one (1) for three (3) reverse stock split (the "Reverse Split"). The Company's Certificate of Amendment for the Reverse Split was filed with the Secretary of State of Delaware on July 26, 1994, thereby causing this date to be the effective date of the Reverse Split.

LIQUIDITY AND CAPITAL RESOURCES

    Marketing, administrative and other operating payments were $385,133 for the first quarter of fiscal 1995 compared to $292,482 for the previous fiscal quarter. In order to conserve cash resources the Company has deferred payments to vendors, its CEO and others. At July 31, 1994 the Company owed its CEO $95,121 of accrued compensation and interest compared to $52,649 at April 30, 1994. The Company's trade payables at July 31, 1994 were $106,521 compared to $72,776 at April 30, 1994.

    Current working capital assets, which are composed of cash and short-term (one year or less) receivables, decreased from $1,679,977 at July 31, 1993, to $267,417 at July 31, 1994. Short-term (one year or less) debt and accounts payable increased from $459,081 at July 31, 1993, to $692,019 at July 31, 1994, for a net decrease in working capital of $1,645,498. As of July 31, 1994 there is negative working capital of $424,602.

    During the current fiscal year the Company received $87,524 in cash from commissions, fees and other receipts, representing $45,898 from current period activities and $41,626 from receivables; and realized $31,964 from leased equipment residuals, which are all included in commissions, fees and other receipts. At July 31, 1994 the Company had aggregate borrowings not related to leasing activities of $735,298 of which $178,587 relate to the acquisition of broadcast properties. During the fiscal quarter ended July 31, 1993 the Company received $38,425 from leased equipment residuals, of which $3,086 are included in commissions, fees and other receipts, and $35,339 are included in interest income.

    At the request of the of the Company's previous underwriters, the Company's Chief Executive Officer agreed to reduce his salary effective May 1, 1994 to $110,000 per year from $249,700, such amendment to his salary included an increase of 5% of income before income taxes (excluding the CEO's compensation and costs associated with the underwriting and any short-term loans undertaken until the underwriting is completed) over $1,000,000 of the previous year.
This amendment became null and void, due to the underwriting with the previous underwriters to which it related not being undertaken, and the salary was retroactively adjusted to the previous amount.

    The Company expended $67,000 for broadcast property escrow deposits during the current period and has a total of $161,000 of such deposits outstanding as of July 31, 1994. The aggregate purchase price and construction costs for the Company's broadcast properties are estimated to be approximately $3,416,000 which is comprised of (1) approximately $1,439,000 to be paid in cash at closing, (2) $1,350,000 of debt will be incurred which will require monthly payments with interest at rates ranging from 7% to 10% per annum based on a 10 year term with all unpaid principal due in 60 months from the date of closing, (3) $145,000 of existing bank debt will be assumed, (4) $397,000 of new equipment purchases and (5) the assumption of approximately $85,000 of existing leases on broadcast equipment.

    In May, 1994 the Company entered into a letter of intent with a wall street brokerage firm which provided for such firm to undertake a $7.5 million firm commitment underwriting of the Company's equity securities by no later than September 30, 1994. As part of this undertaking the Company also entered into a private placement undertaking agreement involving the brokerage firm and other parties for the placement of $600,000 of Company secured debt securities (the "Notes"). As part of these various agreements the Company pledged 100% of the stock of Partech Communications Group, Inc. and the Company's Chief Executive Officer pledged all (700,305 shares) of his Company common stock, which if foreclosed upon will be repaid by the Company with two shares for every one share. In respect of this offering the Company received only $460,000 of proceeds from the outside parties and received $50,000 of proceeds from a company owned by its Chief Executive Officer.

    In August, 1994 the Company was advised by the brokerage firm that it would not undertake the $7.5 million public underwriting, but would consider an expansion of the Note private placement. The Company is presently negotiating with: (a) the existing Note holders for their approval to increase the amount of the Note offering from $600,000 to $2,200,000, extend the due date of the Notes from September 30, 1994 to March 31, 1995 and, capitalize late interest in the amount of $4,578 on $410,000 of Notes and current or future interest to Note principal; and, (b) with the brokerage firm and others for the placement of Notes aggregating an additional $1,590,000. In the event this undertaking is not successful the Company may be required to substantially reduce its operations and abandon its radio station acquisition program along with a possible loss of its escrow deposits.

    The Company anticipates that it will continue to collect its receivables, liquidate debt, convert assets to cash, accumulate cash from asset sales and brokerage fees, remarket its equipment, and pursue new business opportunities where and whenever available.

    Future cash prospects will be determined by the outcome of the Company's exempt offering, availability of leasing transactions, the time frame within which the pending radio broadcast station acquisitions are completed and the operations of the stations assumed by the Company. Such revenue prospects may be adversely affected in the event transactions or such acquisitions are delayed or not consummated. Timely completion of acquisitions is subject to approval of the transfer of the broadcast licenses by the Federal Communications Commission, satisfactory completion of certain obligations by the various sellers and timely and successful performance by financing sources. In the event one or many events transpire to delay or terminate any or all planned acquisitions, the Company's operations may be less than anticipated, but will continue through the management of its lease portfolio and broadcast station(s), and the acquisition of additional broadcast and lease properties as favorable transactions become available.

                                    PART II

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    The Company's Special Meeting of Stockholders was held on July 21, 1994. The Company solicited proxies. The only matter voted upon was a one (1) for three (3) reverse stock split (the "Reverse Split"). The result of voting was as follows: 4,599,331 votes for, 99,957 votes against/withheld, 21,099 votes abstained and 439,450 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Exhibits

           Exhibit 11  Computation re:  earnings per share, filed herewith as
                       Exhibit 11.

           Exhibit 27  Financial Data Schedule.

           (b) Reports on Form 8-K

               The following report on Form 8-K was filed during the fiscal quarter ended July 31, 1994:

               (1) Form 8-K dated July 28, 1994 to announce the result of the
                   Company's Special Meeting of Stockholders held on July 21, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PARTECH HOLDINGS CORPORATION
                                             ----------------------------------
                                             (Registrant)



     Date: September 14, 1994                By:    /s/ JOHN E. RAYL
                                                 ------------------------------
                                                 JOHN E. RAYL
                                                 President, Treasurer and
                                                 Principal Financial Officer