Form 10-Q
period 1996-10-31
TROPIC COMMUNICATIONS INC
filed 1996-12-13
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934



For the fiscal quarter ended October 31, 1996    Commission file number 0-14361


                         TROPIC COMMUNICATIONS, INC.
             (Exact Name of Company as Specified in Its Charter)



           Delaware                                       31-1166419
(State or other jurisdiction of                (I. R. S. Employer I. D. Number)
  incorporation or organization)



      3021 Bethel Road, Suite 208, Columbus, Ohio              43220
       (Address of principal executive offices)              (Zip Code)


       Company's telephone number, including area code: (614) 538-0660






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


The Company has 3,850,166 shares of $0.15 par value common stock outstanding as of November 30, 1996.

                         TROPIC COMMUNICATIONS, INC.

                                  FORM 10-Q
                    For the Quarter Ended October 31, 1996


                                    INDEX


                        Part I: Financial Information

                                                                        Page
Item 1.
Financial Statements

   (a) Consolidated Balance Sheets as of October 31, 1996
         and April 30, 1996                                               3

   (b) Statement of Consolidated Operations for the Three
         Months Ended October 31, 1996 and 1995                           4

   (c) Statement of Consolidated Operations for the Six
         Months Ended October 31, 1996 and 1995                           5

   (d) Statement of Consolidated Cash Flow for the Six
         Months Ended October 31,1996 and 1995                            6

   (e) Notes to Consolidated Financial Statements                         8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and results of Operations                           11


                          Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibit Index and Reports on Form 8-K                           13

       Signatures                                                        19



                                    PART I

Item 1.  Financial Statements
                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                                       October 31,  April 30,
                                                          1996       1996
Assets:
Cash                                                 $    7,698  $    14,021
Deposits and accounts receivable (net of allowance
  for doubtful accounts of $2,500 and $5,800,
  respectively)                                          46,934       46,300
Residual notes receivable                                 1,967        5,000
Equipment notes and accrued interest receivable       5,886,985   14,937,756
Leased property under capital lease, at cost (net
  of accumulatedamortization of $27,250,744 and
  $99,288,753, respectively)                                  -            -
Property and equipment, at cost (net of accum-
  ulated depreciation of $542,661 and 513,934,
  respectively)                                         367,284      393,002
Cost in excess of net assets acquired (net of
  accumulated amortization of $1,597,194 and
  $1,488,138, respectively)                           1,648,190    1,757,246
Investment in partnerships                               45,498       45,498
Investment in unconsolidated affiliates                 800,800          500
Broadcasting rights                                      24,547       93,471
Other assets                                             50,755       56,299
                                                     ----------  -----------
             Total Assets                            $8,880,658  $17,349,093
                                                     ==========  ===========
Liabilities:
Accounts payable and accrued expenses                $  222,174      282,025
Notes payable and accrued interest payable -
  related parties                                       278,231      263,845
Notes payable and accrued interest payable              514,099      511,685
Broadcasting rights                                      24,547       93,471
Capital lease obligation and accrued interest
  payable                                             5,886,985   14,938,702
Accrued officer compensation and accrued
  interest payable                                      486,228      342,943
Unearned income                                           1,366        1,366
                                                     ----------   ----------
             Total Liabilities                        7,413,630   16,434,037
                                                     ----------   ----------
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000
  shares authorized none issued and outstanding
Common stock, $0.15 par value, 50,000,000 shares
  authorized, 3,852,566 and 3,254,566 shares
  issued, respectively                                  577,885      488,185
Paid in capital                                       9,000,738    8,672,987
Retained deficit                                     (8,100,007)  (8,234,528)
                                                     ----------   ----------
                                                      1,478,616      926,644
Treasury stock, at cost, 2,400 shares                   (11,588)     (11,588)
                                                      ---------   ----------
             Total Shareholders' Equity               1,467,028      915,056
                                                     ----------  -----------
  Total Liabilities and Shareholders' Equity         $8,880,658  $17,349,093
                                                     ==========  ===========



         See accompanying notes to consolidated financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Operations

                                                  Three Months Ended October 31,
                                                  -----------------------------
                                                          1996       1995
Revenues:
   Rental income                                      $    2,492  $  523,486
   Commissions, fees, advertising and other income       116,737      71,849
   Interest income                                       225,723     851,868
                                                      ----------  ----------
             Total Revenues                              344,952   1,447,203
                                                      ----------  ----------

Cost and Expenses:
   Marketing, administrative and other operating
     expenses                                            289,756     212,845
   Advisory services                                      42,200           -
   Interest expense - related parties                     19,725       7,606
   Interest expense                                      240,202     310,280
   Depreciation and amortization of property,
     equipment and leased property under capital
     lease                                                16,212   1,103,746
   Amortization of cost in excess of net assets
     acquired and other intangible assets                 57,627      57,627
                                                      ----------   ---------
             Total Costs and Expenses                    665,722   1,692,104
                                                      ----------   ---------
Net income (loss)                                     $ (320,770)  $(244,901)
                                                      ==========   =========

Primary Net Income (Loss) Per Share                   $    (0.09)  $   (0.10)
                                                      ==========   =========
Fully Diluted Net Income (Loss) Per Share             $    (0.09)  $   (0.10)
                                                      ==========   =========

Average Number of Common and
   Common Equivalent Shares:
        Primary                                        3,681,476   2,525,312
        Fully diluted                                  3,681,476   2,525,312












         See accompanying notes to consolidated financial statements.



                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Operations

                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                          1996       1995
Revenues:
   Rental income                                      $    4,940  $ 1,270,206
   Commissions, fees, advertising and other income       994,774      352,442
   Interest income                                       576,611    1,822,858
                                                      ----------  -----------
             Total Revenues                            1,576,325    3,445,506
                                                      ----------  -----------

Cost and Expenses:
   Marketing, administrative and other operating
     expenses                                            562,749      610,793
   Advisory services                                      92,450            -
   Interest expense - related parties                     38,052       15,495
   Interest expense                                      604,571    1,338,926
   Depreciation and amortization of property,
     equipment and leased property under capital
     lease                                                28,727    1,833,685
   Amortization of cost in excess of net assets
     acquired and other intangible assets                115,255      115,255
                                                     -----------  -----------
             Total Costs and Expenses                  1,441,804    3,914,154
                                                     -----------  -----------
Net income (loss)                                    $   134,521  $  (468,648)
                                                     ===========  ===========

Primary Net Income (Loss) Per Share                  $      0.04  $     (0.20)
                                                     ===========  ===========
Fully Diluted Net Income (Loss) Per Share            $      0.04  $     (0.20)
                                                     ===========  ===========

Average Number of Common and
   Common Equivalent Shares:
        Primary                                        3,523,899    2,332,251
        Fully diluted                                  3,523,899    2,332,251












         See accompanying notes to consolidated financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows
                    Increase in Cash and Cash Equivalents

                                                    Six Months Ended October 31,
                                                    ---------------------------
                                                          1996       1995
Cash Flows From Operating Activities:
   Rental income                                      $   4,940   $   5,163
   Commissions, fees, advertising and other receipts    119,894     122,762
   Marketing, administrative and other operating
     payments                                          (508,347)   (460,986)
   Interest receipts                                      3,096         263
   Interest payments                                     (4,182)    (64,024)
                                                      ---------   ---------
     Net Cash Used For Operating Activities            (384,599)   (396,822)
                                                      ---------   ---------

Cash Flows From Investing Activities:
   Purchases of property and equipment                   (3,008)          -
   Investment in unconsolidated affiliates                 (300)          -
                                                      ---------   ---------
        Net Cash Used For Investing Activities           (3,308)          -
                                                      ---------   ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of stock                      417,451     370,839
   Issuance of stock                                          -     239,028
   Proceeds from officer loans                                -      11,500
   Principal payment on other borrowings                (21,500)   (187,356)
   Principal payment on officer loan                    (11,500)          -
   Principal payments on radio acquisition financing          -      (2,726)
   Principal payments on capital lease obligation
     and other financing                                 (2,867)     (2,866)
                                                      ---------   ---------
        Net Cash Provided By Financing Activities       381,584     428,419
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents     (6,323)     31,597

Cash and Cash Equivalents at Beginning of Period         14,021       4,180
                                                      ---------   ---------

Cash and Cash Equivalents at End of Period            $   7,698   $  35,777
                                                      =========   =========








         See accompanying notes to consolidated financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows

                        Reconciliation of Net Loss to
                    Net Cash Used For Operating Activities


                                                    Six Months Ended October 31,
                                                    ---------------------------
                                                          1996       1995
Net income (loss)                                     $ 134,521   $ (468,648)
                                                      ---------   ----------

Adjustment to reconcile net loss to net cash
  used for operating activities:
Expenses and revenues not affecting operating
  activities:
   Depreciation and amortization of equipment,
     cost in excess of net assets acquired and
     other intangible assets                            143,982    1,948,940
   Deferred costs expensed                                    -        1,600
   Rental income                                              -   (1,265,852)
   Leasing interest income                             (575,633)  (1,821,093)
   Leasing interest expense                             575,633    1,293,349
   Fee income recognized from stock retained in
     unconsolidated affiliates                         (800,000)           -
Changes in assets and liabilities:
   Changes in accrued interest income                     2,118       (1,502)
   Changes in accrued interest expense                   62,808       (2,952)
   Changes in residual notes and accounts receivable        281        3,176
   Changes in other assets                                 (656)      (1,177)
Changes in notes and accounts payable and accrued
  expenses                                               72,347        4,410
   Equipment acquired by barter transactions                  -       (1,875)
   Other                                                      -        1,366
                                                      ---------   ----------
     Total Adjustments                                 (519,120)     158,390
                                                      ---------   ----------
Net Cash Used for Operating Activities                $(384,599)  $ (310,258)
                                                      =========   ==========


                      Supplemental Cash Flow Information

   Investment in Finance Assets. The Company acquires leases of equipment and leases receivable partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee. During the six months ended October 31, 1996 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $72,038,009 and accumulated amortization by an equivalent amount. There were no acquisitions or disposals of equipment lease portfolio assets in the six months ended October 31, 1996.






         See accompanying notes to consolidated financial statements.

                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. Consolidated Financial Statements

   The consolidated balance sheet as of October 31, 1996, the statement of consolidated operations for the three and six months ended October 31, 1996, and the statement of consolidated cash flows for the three and six months ended October 31, 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1996, and for all periods presented, have been made.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1996 and 1995, annual Report to the Securities and Exchange Commission on Form 10-K.

2. Services Agreements

   On May 21, 1996, the Company entered into an agreement with The Flood Group, incorporated ("Flood") and its shareholders whereby the Company was engaged to provide administrative, staffing, accounting and communications services. For its services, the Company received $20,000 in cash plus 90,000 shares of the common stock of CyberSense Systems Corporation ("CyberSense"), a newly formed holding company owning 100% of the outstanding common stock of Flood. The Company believes that the value of its services to be $355,000, of which $335,000, being the value of its shares of CyberSense common stock, has been recorded as income in the current period. The remaining $20,000 was received in cash on September 3, 1996 and will be recognized in the second fiscal quarter. In business since the early 1980s, Flood markets, installs and services proprietary software, the SENTINEL(TM) Noise Monitoring System, and systems for airports and heavy industrial facilities to monitor and manage the impact of noise. Flood also provides noise monitoring products to the cellular and wireless communications providers. Flood has installed or upgraded noise management/abatement facilities for the Los Angeles Department of Airports (LA International, Ontario International and Van Nyes airports), Sarasota-Bradenton (Florida) and the Seattle-Tacoma International Airports. The airport noise abatement market is estimated at $450 million worldwide with $150 million in North America, two-thirds of that in the United States.

   On May 22, 1996, the Company entered into an agreement with ICCS, Inc. ("ICCS") and its shareholders whereby the Company was engaged to provide administrative, staffing, accounting and communications services. For its services, the Company will receive $40,000 in cash plus 125,000 shares of the common stock of ICCS Solutions, Inc. a newly formed holding company owning 100% of the outstanding common stock of ICCS. The Company believes that the value of its services to be $505,000 and has recorded income of $465,000, representing the value of its shares of ICCS Solutions, Inc. common stock, in the current period, plus $40,000 of cash to be received. ICCS, in business since 1981, provides data processing software development and computer network installation services and is the exclusive United States distributor for "QL Financial" which is a client/server based financial software application for accounting, distribution and manufacturing. The software was developed by MicroCompass, Ltd., Seansea, Wales, United Kingdom. This software has been ISO 9000 certified by KMPG Peat Marwick and is presently operating in ten sites in the United Kingdom.

     The Company has provided each of these companies with administrative and accounting services including the services of its principal executive officers who serve as officers and directors of each company and who also own collectively 60,000 shares of the common stock of CyberSense and 165,000 shares of the common stock of ICCS Solutions. The Company has also entered into a Stock Registration Agreement with ICCS Solutions and CyberSense which provides for the registration of the Company's shares of common stock.

     The Company has recorded its receipt of the shares of common stock in these companies (see balance sheet caption "Investment in unconsolidated affiliates") at the value attributable to the services it has provided and will account for its investment in such securities using the lower of cost or market method of accounting. Each company is in the process of expanding its business activities and financing the costs of its expansion which financings will require each company to issue additional debt or equity securities which may have either a positive or adverse effect on the value of the Company's shares of each. The

Company will evaluate the value of these securities annually and may if circumstances dictate, write down, but not up, the value of these securities.

     The Company does not intend to operate as an investment company and subject itself to regulation under the Investment Company Act of 1940. It therefore, will not, among others, engage in the business of investing, reinvesting, owning, holding or trading in securities or own or acquire investment securities (defined in the Investment Company Act as all securities other than government securities, securities issued by employees' securities companies, and securities issued by majority-owned subsidiaries of the owner which are not investment companies) having a value exceeding 40% of the value of the Company's total assets (exclusive of government securities and cash items) on an unconsolidated basis.

3. Earnings Per Share

   For the three and six months ended October 31, 1996, primary and fully diluted earnings per share amounts, are computed based on 3,681,476 shares and 3,523,899 shares, respectively, the weighted average number of common shares outstanding. Stock purchase rights are not included in primary or fully diluted earnings per share for the three and six ended October 31, 1996 since the dilutive effect is less than 3%.

   For the three and six months ended October 31, 1995, primary and fully diluted earnings per share amounts are computed based on 2,525,312 shares and 2,332,251 shares, respectively, the weighted average number of common shares outstanding. Stock purchase rights are not included in primary or fully diluted earnings per share for either period presented herein due to the rights being anti-dilutive.

   Included in the weighted average number of common shares outstanding at October 31, 1996 and 1995 are 598,000 shares and 696,898 shares issued upon the exercise of stock options granted under consulting agreements. If these shares had been issued at the beginning of the periods, primary and fully diluted loss per share would have been $0.03 and ($0.17), respectively.

4. Advertising Revenue and Barter Transactions

   During the six months ended October 31, 1996 and 1995 the company recognized $172,653 and $346,643 of advertising revenue, respectively, which is included in commissions, fees, advertising and other income. Such advertising revenue included $78,461 and $232,822 of barter transaction revenue in 1996 and 1995, respectively. Also, the Company recognized $78,461 and $230,947 of barter transaction expense, respectively, which is included in marketing, administrative and other operating expenses. The amount of goods and services which were received or used prior to the transmission of advertising was insignificant as of the balance sheet date.

5. Employee Stock Option Plans

   The following table sets forth: (1) the number of shares of the Company's common stock issuable at October 31, 1996 pursuant to outstanding Options; (2) the exercise price per share; (3) the aggregate exercise price: (4) the expiration dates; and (5) the market values of such shares at October 31, 1996, based on $0.4688 per share, which is the average of the high and low ask and bid prices on the OTC Bulletin Board at October 31, 1996.

                            Number of
                            Shares                                     Market
                            Covered By  Exercise  Aggregate            Value at
                            Outstanding Price Per Exercise  Expiration October
           Plan             Options     Share     Price     Dates      31, 1996
-------------------------- ------------ --------- --------- ---------- ---------
Incentive Stock Option Plan   30,000    $ 0.3125  $ 9,375   07/15/03   $14,064

Incentive Stock Option Plan   67,167    $ 0.3125  $20,990   01/06/05   $31,488


   On September 30, 1996, 333 Incentive Stock Option Plan options were terminated. All Options are currently exercisable. However, there were no Options exercised during the current period.

6. Other Stock Options

   On May 16, 1996, the Company granted options under an Option Agreement related to a service agreement with an attorney for options on 340,000 shares of common stock at $1.00 per share. The optionee exercised options for all 340,000 shares on July 2, 1996 for a total of $340,000 in cash.

   Under the terms of a marketing agreement with a radio marketing company, the Company agreed to issue 258,000 free trading shares of the Company's common stock for promotional services covering the six month term of the agreement. The Company had suspended the agreement and on September 12, 1996, the Company and the marketer mutually agreed to terminate the agreement. The Company has issued 47,000 shares of common stock in full settlement for services rendered and costs, valued at $35,250, incurred by the marketer in connection with the agreement. This settlement is reflected in these financial statements as if the settlement had occurred on May 1, 1996.

   On October 31, 1996, the Company issued 211,000 shares of common stock valued at $42,200 in connection with advisory services rendered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The Company's reductions in rental income (99%), interest income (68%), interest expense (53%) and depreciation and amortization expense (93%) for the first six months of fiscal 1997 compared to the same period of fiscal 1996 is a result of a substantial reduction, through normally scheduled payoff, in the number of lease portfolios compared with the number of leases operative in the first six months of the prior fiscal year. The Company has not undertaken any new equipment lease portfolio acquisitions in the first six months of 1997 or 1996.

   The change in revenues from commissions, fees, advertising and other income can be attributed to an increase of $800,000 for administrative and consulting fees recognized in connection with mergers (see Note 2 - Notes to Consolidated Financial Statements) consummated during the first fiscal quarter 1997 and a decrease of approximately $200,000 in advertising revenues as a result of the termination of its agreement to operate radio stations WMOG-AM and WMOG-FM located in Brunswick, Georgia, effective July 31, 1995.

   Marketing, administrative and other expenses increased approximately 7% in the six months ended October 31, 1996 compared to the same period last year. The components of the change include increases in advisory services of $92,450 and officer compensation, reinstated in the fourth quarter of fiscal 1996 after being suspended during fiscal 1995, of $159,720, and a decrease of approximately $200,000 related to the operation of the Georgia radio stations and the Company's ongoing efforts to reduce or eliminate administrative and operating expenses.

Liquidity and Capital Resources

   During the six months ended October 31, 1996, the Company reported net income of $134,521 which includes non-cash activity of $519,120. The result is a cash loss from operations of $384,599 which was funded by proceeds from the exercise of options for the purchase of the Company's common stock.

   The Company has met its operating needs from revenues, the management of trade and other credit and proceeds received from the exercise of options for the purchase of shares of common stock. The Company is actively seeking business acquisition and other business combination or other transaction opportunities from which it can earn fees and other income. The Company is preparing proposals to undertake several additional business investment, acquisition or combination transactions, and if successful, estimates that it will earn substantial fees and revenues for the fiscal year ending April 30, 1997, although there can be no assurance the Company can earn any income from these or other undertakings for the fiscal year ending April 30, 1997.

   As of the date of this report, the Company's obligations consist of approximately $191,500 in accounts payable and accrued expenses, $182,000 in term notes payable and accrued interest in respect of WLTT-FM, $38,300 in other notes payable and accrued interest to a Trust in which the Company's C.E.O. is a co-trustee, $300,400 due in respect of Bridge Notes held by affiliates or parties cooperative with the Company and the remaining balance of Bridge Notes held by members of the Generation Capital Associates investor group ("GCA Group"). As to the Bridge Note obligations, on or about March 11, 1996, the GCA Group was granted a summary judgment on its claim for liability and dismissing the Company's counter-claims. As a part of this order, the GCA Group was ordered to produce their responses to the Company's requests for discovery, which the Company expects will demonstrate that the notes have been paid. Although GCA Group has yet to produce the discovery, the Company expects to appeal the summary judgment and that it will re-institute its counter-claims against the GCA Group. The Company anticipates that it will cooperatively work out the repayment of the other Bridge Notes and will meet its other obligations in the ordinary course of its business.


                                   PART II

                                                                        Page
Item 4. Submission of Matters to Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 11.   Computation re:  earnings per share,
              attached hereto as Exhibit 11                              13

        (b) Reports on Form 8-K

            None


Item  6.

     (a) Exhibit 11.  Earnings Per Share:

     Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as it is the same as the computa-tion of primary earnings per share.

     Primary Earnings Per Share:

                                                  Three Months Ended October 31,
                                                  -----------------------------
                                                          1996         1995
     Weighted average number of common shares
       outstanding                                     3,681,476     2,525,312

     Shares assumed to be issued upon exercising
      of stock purchase rights                                 -             -
                                                      ----------    ----------
     Average number of common and common
      equivalent shares                                3,681,476     2,525,312
                                                      ==========     =========

     Net income (loss)                                $ (320,770)   $ (244,901)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                              -             -
                                                      ----------    ----------
     Adjusted net income (loss)                       $ (320,770)   $ (244,901)
                                                      ==========    ==========

     Net income (loss) per common share               $    (0.09)   $    (0.10)
                                                      ==========    ==========


   Primary Earnings Per Share:

                                                   Six Months Ended October 31,
                                                   ---------------------------
                                                          1996         1995
     Weighted average number of common shares
       outstanding                                     3,523,899    2,332,251

     Shares assumed to be issued upon exercising
      of stock purchase rights                                 -            -
                                                      ----------   ----------
     Average number of common and common
      equivalent shares                                3,523,899    2,332,251
                                                      ==========   ==========

     Net income (loss)                                $  134,521   $ (468,648)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                              -            -
                                                      ----------   ----------
     Adjusted net income (loss)                       $  134,521   $ (468,648)
                                                      ==========   ==========

     Net income (loss) per common share               $     0.04   $    (0.20)
                                                      ==========   ==========

Notes regarding the calculation of primary earnings per share:

   For the three and six months ended October 31, 1996 shares issuable under stock purchase rights, are not included in primary or fully diluted earning since the inclusion in the three month period would be anti-dilutive while the dilutive effect of inclusion in the six month period is less than 3%. For 1995, the inclusion of the assumed issuable shares is anti-dilutive.

   Included in the weighted average number of common shares outstanding at October 31, 1996 and 1995 are 598,000 shares and 696,898 shares, respectively, issued pursuant to exercise of stock options granted under consulting agreements. If these shares had been issued at the beginning of the six month periods, primary and fully diluted earnings per share would have been $0.03 and $(0.17) in 1996 and 1995, respectively.

   Additional primary and fully diluted earnings per share computations pursuant to Regulation S-K, CFR Section 229.601(b)(11): The following computations are submitted for informational purposes only pursuant to Regulation S-K, although they are contrary to APB15.

   Primary Earnings Per Share (Additional):

                                                  Three Months Ended October 31,
                                                  -----------------------------
                                                          1996         1995
     Weighted average number of common shares
       outstanding                                     3,681,476    2,525,312

     Shares assumed to be issued upon exercising
      of stock purchase rights                            45,315       54,603
                                                      ----------   ----------
     Average number of common and common
      equivalent shares                                3,726,791    2,579,915
                                                      ==========   ==========

     Net income (loss)                                $ (320,770)  $ (244,901)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                              -            -
                                                      -----------  ----------
     Adjusted net income (loss)                       $ (320,770)  $ (244,901)
                                                      ==========   ==========

     Net income (loss) per common share               $    (0.09)  $    (0.09)
                                                      ==========   ==========




   Primary Earnings Per Share (Additional):

                                                    Six Months Ended October 31,
                                                    ---------------------------
                                                          1996         1995
     Weighted average number of common shares
       outstanding                                     3,523,899    2,332,251

     Shares assumed to be issued upon exercising
      of stock purchase rights                           112,255      114,110
                                                      ----------   ----------
     Average number of common and common
      equivalent shares                                3,636,154    2,446,361
                                                      ==========   ==========

     Net income (loss)                                $  134,521   $ (468,648)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                              -            -
                                                      ----------   ----------
     Adjusted net income (loss)                       $  134,521   $ (468,648)
                                                      ==========   ==========

     Net income (loss) per common share               $     0.04   $    (0.19)
                                                      ==========   ==========




Fully Diluted Earnings Per Share (Additional):

                                                  Three Months Ended October 31,
                                                  -----------------------------
                                                          1996         1995
     Weighted average number of common shares
       outstanding                                     3,681,476    2,525,312

     Shares assumed to be issued upon exercising
      of stock purchase rights                            45,315       56,920
                                                      ----------   ----------
     Average number of common and common
      equivalent shares                                3,726,791    2,582,232
                                                      ==========   ==========

     Net income (loss)                                $ (320,770)  $ (244,901)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                              -            -
                                                      ----------   ----------
     Adjusted net income (loss)                       $ (320,770)  $ (244,901)
                                                      ==========   ==========

     Net income (loss) per common share               $    (0.09)  $    (0.09)
                                                      ==========   ==========




Fully Diluted Earnings Per Share (Additional):

                                                    Six Months Ended October 31,
                                                    ---------------------------
                                                          1996         1995
     Weighted average number of common shares
       outstanding                                     3,523,899    2,332,251

     Shares assumed to be issued upon exercising
      of stock purchase rights                           168,022      120,352
                                                      ----------   ----------
     Average number of common and common
      equivalent shares                                3,691,921    2,452,603
                                                      ==========   ==========

     Net income (loss)                                $  134,521   $ (468,648)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                              -            -
                                                      -----------  ----------
     Adjusted net income (loss)                       $  134,521   $ (468,648)
                                                      ==========   ==========

     Net income (loss) per common share               $     0.04   $    (0.19)
                                                      ==========   ==========


Notes regarding the calculation of primary and fully diluted earnings per share pursuant to Regulation S-K, CFR Section 229.601(b)(11):

   For the six months ended October 31, 1996 and 1995, primary earnings per share includes the exercise of stock purchase rights is assumed at the beginning of the period or the date of grant, if granted during the period. Pursuant to the treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number of shares issued upon assumed exercise less shares repurchased at the average market price.

   For the six months ended October 31, 1996 and 1995, fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares are actually issued pursuant to exercise, then the average market price on the day of exercise is used.

   Included in the weighted average number of common shares outstanding at October 31, 1996 and 1995 are 598,000 shares and 696,898 shares, respectively, issued pursuant to exercise of stock options granted under consulting agreements. If these shares had been issued at the beginning of the periods, primary and fully diluted earnings per share would have been $0.03 and $(0.17) in 1996 and 1995, respectively.


   (b) Reports on Form 8-K

       None

   Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TROPIC COMMUNICATIONS, INC.
                                                 (Registrant)


                                                    /s/ JOHN E. RAYL
Date:   December 13, 1996                      By:_____________________________
                                                  JOHN E. RAYL
                                                  Chief Executive Officer,
                                                  President and Treasurer
                                                  (Principal Financial Officer)