Form 10-Q
period 1997-01-31
TROPIC COMMUNICATIONS INC
filed 1997-03-17
CIK 791027

19


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934



For the fiscal quarter ended January 31, 1997     Commission file number 0-14361


                         TROPIC COMMUNICATIONS, INC.
             (Exact Name of Company as Specified in Its Charter)



           Delaware                                       31-1166419
(State or other jurisdiction of                  (I. R. S.Employer I. D. Number)
  incorporation or organization)



      3021 Bethel Road, Suite 208, Columbus, Ohio              43220
       (Address of principal executive offices)             (Zip Code)


       Company's telephone number, including area code: (614) 538-0660






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


The Company has 3,850,166 shares of $0.15 par value common stock outstanding as of February 28, 1997.


                         TROPIC COMMUNICATIONS, INC.

                                  FORM 10-Q
                    For the Quarter Ended January 31, 1997


                                    INDEX


                        Part I: Financial Information


                                                                    Page
Item 1.
Financial Statements

   (a) Consolidated Balance Sheets as of January 31, 1997
         and April 30, 1996                                            3

   (b) Statement of Consolidated Operations for the Three
         Months Ended January 31, 1997 and 1996                        4

   (c) Statement of Consolidated Operations for the Nine
         Months Ended January 31, 1997 and 1996                        5

   (d) Statement of Consolidated Cash Flow for the Nine
         Months Ended January 31, 1997 and 1996                        6

   (e) Notes to Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11


                          Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders          12

Item 6.  Exhibit Index and Reports on Form 8-K                        13

       Signatures                                                     19




                                    PART I

Item 1.  Financial Statements
                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                                         January 31,   April 30,
                                                            1997         1996

Assets:
Cash                                                   $      1,436 $    14,021
Deposits and accounts receivable (net of allowance
  for doubtful accounts of $2,500 and $5,800,
  respectively)                                              30,232      46,300
Residual notes receivable                                     1,967       5,000
Equipment notes and accrued interest receivable           4,082,397  14,937,756
Leased property under capital lease, at cost (net
  of accumulated amortization of $14,257,774 and
  $99,288,753, respectively)                                      -           -
Property and equipment, at cost (net of accum-
  ulated depreciation of $555,631 and 513,934,
  respectively)                                             356,467     393,002
Cost in excess of net assets acquired (net of
  accumulated amortization of $1,651,721 and
  $1,488,138, respectively)                               1,593,663   1,757,246
Investment in partnerships                                   45,498      45,498
Investment in unconsolidated affiliates                     800,800         500
Broadcasting rights                                          35,228      93,471
Other assets                                                 47,955      56,299
                                                        ----------- -----------
             Total Assets                               $ 6,995,643 $17,349,093
                                                        =========== ===========
Liabilities:
Accounts payable and accrued expenses                   $   232,284 $   282,025
Notes payable and accrued interest payable -
  related parties                                           298,798     263,845
Notes payable and accrued interest payable                  550,920     511,685
Broadcasting rights                                          35,228      93,471
Capital lease obligation and accrued interest payable     4,082,397  14,938,702
Accrued officer compensation and accrued interest
  payable                                                   586,477     342,943
Unearned income                                               1,366       1,366
                                                        ----------- -----------
             Total Liabilities                            5,784,470  16,434,037
                                                        ----------- -----------
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000
  shares authorized none issued and outstanding
Common stock, $0.15 par value, 50,000,000 shares
  authorized, 3,852,566 and 3,254,566 shares
  issued, respectively                                      577,885     488,185
Paid in capital                                           9,000,738   8,672,987
Retained deficit                                         (8,355,862) (8,234,528)
                                                        ----------- -----------
                                                          1,222,761     926,644
Treasury stock, at cost, 2,400 shares                       (11,588)    (11,588)
                                                        ----------- -----------
             Total Shareholders' Equity                   1,211,173     915,056
                                                        ----------- -----------
     Total Liabilities and Shareholders' Equity         $ 6,995,643 $17,349,093
                                                        =========== ===========



         See accompanying notes to consolidated financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Operations

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                          1997        1996

Revenues:
   Rental income                                       $    2,492  $   51,488
   Commissions, fees, advertising and other income         87,071     110,835
   Interest income                                        138,807     760,530
                                                       ----------  ----------
             Total Revenues                               228,370     922,853
                                                       ----------  ----------

Cost and Expenses:
   Marketing, administrative and other operating
     expenses                                             238,570     214,889
   Advisory services                                            -           -
   Interest expense - related parties                      22,224      14,512
   Interest expense                                       152,833   1,346,973
   Depreciation and amortization of property,
     equipment and leased property under capital
     lease                                                 12,970    (509,973)
   Amortization of cost in excess of net assets
     acquired and other intangible assets                  57,628      57,628
                                                       ----------  ----------
             Total Costs and Expenses                     484,225   1,124,029
                                                       ----------  ----------
Net income (loss)                                      $ (255,855) $ (201,176)
                                                       ==========  ==========

Primary Net Income (Loss) Per Share                    $    (0.07) $    (0.07)
                                                       ==========  ==========
Fully Diluted Net Income (Loss) Per Share              $    (0.07) $    (0.07)
                                                       ==========  ==========

Average Number of Common and
   Common Equivalent Shares:
        Primary                                         3,850,166   2,748,473
        Fully diluted                                   3,850,166   2,748,473












         See accompanying notes to consolidated financial statements.




                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Operations

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                           1997       1996

Revenues:
   Rental income                                       $    7,432  $1,321,694
   Commissions, fees, advertising and other income      1,081,845     463,277
   Interest income                                        715,418   2,583,388
                                                       ----------  ----------
             Total Revenues                             1,804,695   4,368,359
                                                       ----------  ----------

Cost and Expenses:
   Marketing, administrative and other operating
     expenses                                             801,319     825,682
   Advisory services                                       92,450           -
   Interest expense - related parties                      60,276      30,007
   Interest expense                                       757,404   2,685,899
   Depreciation and amortization of property,
     equipment and leased property under capital
     lease                                                 41,697   1,323,712
   Amortization of cost in excess of net assets
     acquired and other intangible assets                 172,883     172,883
                                                       ----------  ----------
             Total Costs and Expenses                   1,926,029   5,038,183
                                                       ----------  ----------
Net income (loss)                                      $ (121,334) $ (669,824)
                                                       ==========  ==========

Primary Net Income (Loss) Per Share                    $    (0.03) $    (0.27)
                                                       ==========  ==========
Fully Diluted Net Income (Loss) Per Share              $    (0.03) $    (0.27)
                                                       ==========  ==========

Average Number of Common and
   Common Equivalent Shares:
        Primary                                         3,632,657   2,470,993
        Fully diluted                                   3,632,657   2,470,993












         See accompanying notes to consolidated financial statements.




                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows
                    Increase in Cash and Cash Equivalents

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                          1997       1996

Cash Flows From Operating Activities:
   Rental income                                       $    7,432  $    7,279
   Commissions, fees, advertising and other receipts      185,484     201,421
   Marketing, administrative and other operating
     payments                                            (610,112)   (577,991)
   Interest receipts                                        3,096         342
   Interest payments                                       (5,473)    (99,567)
                                                       ----------  ----------
     Net Cash Used For Operating Activities              (419,573)   (468,516)
                                                       ----------  ----------

Cash Flows From Investing Activities:
   Purchases of property and equipment                     (5,162)       (436)
   Investment in unconsolidated affiliates                   (300)          -
                                                       ----------  ----------
        Net Cash Used For Investing Activities             (5,462)       (436)
                                                       ----------  ----------

Cash Flows From Financing Activities:
   Proceeds from issuance of stock                        417,451     375,839
   Issuance of stock                                            -     272,736
   Proceeds from officer loans                                  -      11,500
   Proceeds from related party loans                        6,858           -
   Proceeds from other borrowings                          25,000           -
   Principal payment on other borrowings                  (21,500)   (187,356)
   Principal payment on officer loan                      (11,500)          -
   Principal payments on radio acquisition financing            -      (2,726)
   Principal payments on capital lease obligation
     and other financing                                   (3,859)     (4,456)
                                                       ----------  ----------
        Net Cash Provided By Financing Activities         412,450     465,537
                                                       ----------  ----------

Net Increase (Decrease) in Cash and Cash Equivalents      (12,585)     (3,415)

Cash and Cash Equivalents at Beginning of Period           14,021       4,180
                                                       ----------  ----------

Cash and Cash Equivalents at End of Period             $    1,436  $      765
                                                       ==========  ==========






         See accompanying notes to consolidated financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows

                        Reconciliation of Net Loss to
                    Net Cash Used For Operating Activities


                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                          1997       1996
Net income (loss)                                      $ (121,334) $ (669,824)
                                                       ----------  ----------

Adjustment to reconcile net loss to net cash
  used for operating activities:
Expenses and revenues not affecting operating
  activities:
   Depreciation and amortization of equipment,
     cost in excess of net assets acquired and
     other intangible assets                              214,580   1,496,595
   Deferred costs expensed                                      -       1,600
   Rental income                                                -  (1,314,914)
   Leasing interest income                               (714,422) (2,580,812)
   Leasing interest expense                               714,422   2,627,868
   Fee income recognized from stock retained in
     unconsolidated affiliates                           (800,000)          -
Changes in assets and liabilities:
  Changes in accrued interest income                        2,100      (2,234)
  Changes in accrued interest expense                      97,785     (11,529)
  Changes in residual notes and accounts receivable        17,001     (77,999)
  Changes in other assets                                    (956)      2,237
Changes in notes and accounts payable and accrued
  expenses                                                171,251      61,315
   Equipment acquired by barter transactions                    -      (1,875)
   Other                                                        -       1,056
                                                       ----------  ----------
     Total Adjustments                                   (298,239)    201,308
                                                       ----------  ----------
                                                       $ (419,573) $ (468,516)
                                                       ==========  ==========


                      Supplemental Cash Flow Information

   Investment in Finance Assets. The Company acquires leases of equipment and leases receivable partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee. During the nine months ended January 31, 1997 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $85,030,979 and accumulated amortization by an equivalent amount. There were no acquisitions or disposals of equipment lease portfolio assets in the nine months ended January 31, 1997.






         See accompanying notes to consolidated financial statements.

                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. Consolidated Financial Statements

   The consolidated balance sheet as of January 31, 1997, the statement of consolidated operations for the three and nine months ended January 31, 1997, and the statement of consolidated cash flows for the three and nine months ended January 31, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997, and for all periods presented, have been made.

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

2. Services Agreements

   On May 21, 1996, the Company entered into an agreement with The Flood Group, incorporated ("Flood") and its shareholders whereby the Company was engaged to provide administrative, staffing, accounting and communications services. For its services, the Company received $20,000 in cash plus 90,000 shares of the common stock of CyberSense Systems Corporation ("CyberSense"), a newly formed holding company owning 100% of the outstanding common stock of Flood. The Company believes that the value of its services to be $355,000, of which $335,000, being the value of its shares of CyberSense common stock, has been recorded as income in the current period. The remaining $20,000 was received in cash on September 3, 1996. In business since the early 1980s, Flood markets, installs and services proprietary software, the SENTINEL(TM) Noise Monitoring System, and systems for airports and heavy industrial facilities to monitor and manage the impact of noise. Flood also provides noise monitoring products to the cellular and wireless communications providers. Flood has installed or upgraded noise management/abatement facilities for the Los Angeles Department of Airports (LA International, Ontario International and Van Nyes airports), Sarasota-Bradenton (Florida) and the Seattle-Tacoma International Airports. The airport noise abatement market is estimated at $450 million worldwide with $150 million in North America, two-thirds of that in the United States.

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

     The Company has provided each of these companies with administrative and accounting services including the services of its principal executive officers who serve as officers and directors of each company and who also own collectively 60,000 shares of the common stock of CyberSense and 165,000 shares of the common stock of ICCS Solutions. The Company has also entered into a Stock Registration Agreements with ICCS Solutions and CyberSense which provides for the registration of the shares of common stock held by the Company.

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

3. Earnings Per Share

   For the three and nine months ended January 31, 1997, primary and fully diluted earnings per share amounts, are computed based on 3,850,166 shares and 3,632,657 shares, respectively, the weighted average number of common shares outstanding. Included in the weighted average number of common shares outstanding at January 31, 1997 are 598,000 shares issued upon the exercise of stock options granted under consulting agreements. If these shares had been issued at the beginning of the period, primary and fully diluted loss per share would have been ($0.03).

   For the three and nine months ended January 31, 1996, primary and fully diluted earnings per share amounts are computed based on 2,748,473 shares and 2,470,993 shares, respectively, the weighted average number of common shares outstanding. Included in the weighted average number of common shares outstanding at January 31, 1996 are 370,560 shares issued upon the exercise of stock options granted under consulting agreements; a net increase of 17,334 shares as a result of the issuance of 24,000 shares at $.3125 per share, to an officer upon exercise of employee stock options in exchange for 6,666 shares of the Company's common stock, which were retired; and, the issuance of 453,836 shares to replace 226,768 collateral shares, valued at $272,736, of the Company's common stock owned by its Chief Executive Officer, surrendered, under court order, to certain secured noteholders, pursuant to the terms of a Pledge Agreement between the Company and its Chief Executive Officer. If these shares had been issued at the beginning of the period, primary and fully diluted loss per share would have been ($0.23).

   The employee stock options and other stock options granted are not included in primary or fully diluted earnings per share for the three and nine months ended January 31, 1997 and 1996 as the effect of including the options would be anti-dilutive.

4. Advertising Revenue and Barter Transactions

   During the nine months ended January 31, 1997 and 1996 the Company recognized $247,225 and $417,071 of advertising revenue, respectively, which is included in commissions, fees, advertising and other income. Such advertising revenue included $116,662 and $270,387 of barter transaction revenue in 1997 and 1996, respectively. Also, the Company recognized $116,662 and $268,512 of barter transaction expense, respectively, which is included in marketing, administrative and other operating expenses. The amount of goods and services which were received or used prior to the transmission of advertising was insignificant as of the balance sheet date.

5. Employee Stock Option Plans

   The following table sets forth: (1) the number of shares of the Company's common stock issuable at January 31, 1997 pursuant to outstanding Options; (2) the exercise price per share; (3) the aggregate exercise price: (4) the expiration dates; and (5) the market values of such shares at January 31, 1997, based on $.8125 per share, which is the average of the high and low ask and bid prices on the OTC Bulletin Board at January 31, 1997.

                            Number of
                            Shares                                     Market
                            Covered By  Exercise  Aggregate            Value at
                            Outstanding Price Per Exercise  Expiration January
           Plan             Options     Share     Price     Dates      31, 1997
--------------------------- ----------- --------- --------- ---------- ---------

Incentive Stock Option Plan    30,000   $ 0.3125  $  9,375   07/15/03   $24,375

Incentive Stock Option Plan    67,167   $ 0.3125  $ 20,990   01/06/05   $54,573


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The Company's reductions in rental income (99%), interest income (72%), interest expense (70%) and depreciation and amortization expense (86%) for the first nine months of fiscal 1997 compared to the same period of fiscal 1996 is a result of a substantial reduction, through normally scheduled payoff, in the number of lease portfolios compared with the number of leases operative in the first nine months of the prior fiscal year. The Company has not undertaken any new equipment lease portfolio acquisitions in the first nine months of 1997 or 1996.

   The change in revenues from commissions, fees, advertising and other income can be attributed to an increase of $800,000 for administrative and consulting fees recognized in connection with mergers (see Note 2 - Notes to Consolidated Financial Statements) consummated during the first fiscal quarter 1997 and a decrease of approximately $189,000 in advertising revenues as a result of the termination of its agreement to operate radio stations WMOG-AM and WMOG-FM located in Brunswick, Georgia, effective July 31, 1995.

   Marketing, administrative and other expenses increased approximately 8% in the nine months ended January 31, 1997 compared to the same period last year. The components of the change include increases in advisory services of $92,450 and officer compensation, reinstated in the fourth quarter of fiscal 1996 after being suspended during fiscal 1995, of $233,580, and a decrease of approximately $211,000 related to the operation of the Georgia radio stations and the Company's ongoing efforts to reduce or eliminate administrative and operating expenses.

Liquidity and Capital Resources

   During the nine months ended January 31, 1997, the Company incurred a loss of $121,334 which includes non-cash activity of $298,239. The result is a cash loss from operations of $419,573 which was funded by proceeds from the exercise of options for the purchase of the Company's common stock.

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

   As of the date of this report, the Company's obligations consist of approximately $230,000 in accounts payable and accrued expenses, $184,400 in term notes payable and accrued interest in respect of WLTT-FM, $53,400 in other notes payable and accrued interest to a Trust in which the Company's C.E.O. is a co-trustee, $310,000 due in respect of Bridge Notes held by affiliates or parties cooperative with the Company and the remaining balance of Bridge Notes held by members of the Generation Capital Associates investor group ("GCA Group"). As to the Bridge Note obligations, on or about March 11, 1996, the GCA Group was granted a summary judgment on its claim for liability and dismissing the Company's counter-claims. As a part of this order, the GCA Group was ordered to produce their responses to the Company's requests for discovery, which the Company expects will demonstrate that the notes have been paid. Although GCA Group has yet to produce the discovery, the Company expects to appeal the summary judgment and that it will re-institute its counter-claims against the GCA Group. The Company anticipates that it will cooperatively work out the repayment of the other Bridge Notes and will meet its other obligations in the ordinary course of its business.



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

     (a) Exhibit 11.  Earnings Per Share:

     Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as it is the same as the computation of primary earnings per share.

     Primary Earnings Per Share:

                                                   Three Months EndedJanuary 31,
                                                   -----------------------------
                                                          1997       1996
     Weighted average number of common shares
       outstanding                                      3,850,166   2,748,473

     Shares assumed to be issued upon exercising
      of stock purchase rights                                  -           -
                                                       ----------  ----------
     Average number of common and common
      equivalent shares                                 3,850,166   2,748,473
                                                       ==========  ==========

     Net income (loss)                                 $ (255,855) $ (201,176)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                               -           -
                                                       ----------  ----------
     Adjusted net income (loss)                        $ (255,855) $ (201,176)
                                                       ==========  ==========

     Net income (loss) per common share                $    (0.07) $    (0.07)
                                                       ==========  ==========



   Primary Earnings Per Share:

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                          1997       1996
    Weighted average number of common shares
       outstanding                                      3,632,657   2,470,993

     Shares assumed to be issued upon exercising
      of stock purchase rights                                  -           -
                                                       ----------   ---------
     Average number of common and common
      equivalent shares                                 3,632,657   2,470,993
                                                       ==========  ==========

     Net income (loss)                                 $(121,334)   $(669,824)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                               -           -
                                                       ----------   ---------
     Adjusted net income (loss)                        $ (121,334)  $(669,824)
                                                       ==========   =========

     Net income (loss) per common share                $    (0.03)  $   (0.27)
                                                       ==========   =========

Notes regarding the calculation of primary earnings per share:

   For the three and nine months ended January 31, 1997 and 1996 shares issuable under stock purchase rights, are not included in primary or fully diluted earning since the inclusion would be anti-dilutive.

   Included in the weighted average number of common shares outstanding at January 31, 1997 are 598,000 shares issued pursuant to exercise of stock options granted under consulting agreements. Included in the weighted average number of common shares outstanding at January 31, 1996 are 370,560 shares issued upon the exercise of stock options granted under consulting agreements; a net increase of 17,334 shares as a result of the issuance of 24,000 shares a $.3125 per share, to an officer upon exercise of employee stock options in exchange for 6,666 shares of the Company's common stock, which were retired; and, the issuance of 453,836 shares to replace 226,768 collateral shares, valued at $272,736, of the Company's common stock owned by its Chief Executive Officer, surrendered, under court order, to certain secured noteholders, pursuant to the terms of a Pledge Agreement between the Company and its Chief Executive Officer.

If these shares had been issued at the beginning of the nine month periods, primary and fully diluted earnings per share would have been $(0.03) and $(0.23) in 1997 and 1996, respectively.

   Additional primary and fully diluted earnings per share computations pursuant to Regulation S-K, CFR Section 229.601(b)(11): The following computations are submitted for informational purposes only pursuant to Regulation S-K, although they are contrary to APB15.

   Primary Earnings Per Share (Additional):

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                          1997       1996

     Weighted average number of common shares
       outstanding                                      3,850,166   2,748,473

     Shares assumed to be issued upon exercising
      of stock purchase rights                             44,183      41,325
                                                       ----------  ----------
     Average number of common and common
      equivalent shares                                 3,894,349   2,789,798
                                                       ==========  ==========

     Net income (loss)                                 $ (255,855) $ (201,176)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                               -           -
                                                       ----------  ----------
     Adjusted net income (loss)                        $ (255,855) $ (201,176)
                                                       ==========  ==========

     Net income (loss) per common share                $    (0.07) $   (0.07)
                                                       ==========  =========



   Primary Earnings Per Share (Additional):

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                          1997       1996

     Weighted average number of common shares
       outstanding                                      3,632,657   2,470,993

     Shares assumed to be issued upon exercising
      of stock purchase rights                            156,438     155,435
                                                       ----------  ----------
     Average number of common and common
      equivalent shares                                 3,789,095   2,626,428
                                                       ==========  ==========

     Net income (loss)                                 $ (121,334) $ (669,824)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                               -           -
                                                       ----------  ----------
     Adjusted net income (loss)                        $ (121,334) $ (669,824)
                                                       ==========  ==========

     Net income (loss) per common share                $    (0.03) $    (0.26)
                                                       ==========  ==========


Fully Diluted Earnings Per Share (Additional):

                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                          1997       1996
     Weighted average number of common shares
       outstanding                                      3,850,166   2,748,473

     Shares assumed to be issued upon exercising
      of stock purchase rights                             59,800      65,505
                                                       ----------  ----------
     Average number of common and common
      equivalent shares                                 3,909,966   2,813,978
                                                       ==========  ==========

     Net income (loss)                                 $ (255,855) $ (201,176)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                               -           -
                                                      -----------  ----------
     Adjusted net income (loss)                       $  (255,855) $ (201,176)
                                                      ===========  ==========

     Net income (loss) per common share               $     (0.07) $    (0.07)
                                                      ===========  ==========




Fully Diluted Earnings Per Share (Additional):

                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                          1997       1996
     Weighted average number of common shares
       outstanding                                      3,632,657   2,470,993

     Shares assumed to be issued upon exercising
      of stock purchase rights                            227,822     185,857
                                                       ----------  ----------
     Average number of common and common
      equivalent shares                                 3,860,479   2,656,850
                                                       ==========  ==========

     Net income (loss)                                 $ (121,334) $ (669,824)

     Increase  in  interest  income  (net of tax)
       from  assumed  investment  in certificates
       of deposit and decrease in interest  expense
       (net of tax) for assumed  payment of  short-
       term  debt with assumed  stock  purchase
       right proceeds in excess of 20% repurchase
       limitation                                               -           -
                                                       ----------   ---------
     Adjusted net income (loss)                        $ (121,334)  $(669,824)
                                                       ==========   =========

     Net income (loss) per common share                $    (0.03)  $   (0.25)
                                                       ==========   =========


Notes regarding the calculation of primary and fully diluted earnings per share pursuant to Regulation S-K, CFR Section 229.601(b)(11):

   For the nine months ended January 31, 1997 and 1996, primary earnings per share includes the exercise of stock purchase rights is assumed at the beginning of the period or the date of grant, if granted during the period. Pursuant to the treasury stock method shares assumed to be issued upon exercising of stock purchase rights represents the number of shares issued upon assumed exercise less shares repurchased at the average market price.

   For the nine months ended January 31, 1997 and 1996, fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares are actually issued pursuant to exercise, then the average market price on the day of exercise is used.

   Included in the weighted average number of common shares outstanding at January 31, 1997 are 598,000 shares issued pursuant to exercise of stock options granted under consulting agreements. Included in the weighted average number of common shares outstanding at January 31, 1996 are 370,560 shares issued upon the exercise of stock options granted under consulting agreements; a net increase of 17,334 shares as a result of the issuance of 24,000 shares a $.3125 per share, to an officer upon exercise of employee stock options in exchange for 6,666 shares of the Company's common stock, which were retired; and, the issuance of 453,836 shares to replace 226,768 collateral shares, valued at $272,736, of the Company's common stock owned by its Chief Executive Officer, surrendered, under court order, to certain secured noteholders, pursuant to the terms of a Pledge Agreement between the Company and its Chief Executive Officer. If these shares had been issued at the beginning of the periods, primary and fully diluted earnings per share would have been ($0.03) and ($0.23) in 1997 and 1996, respectively.

   (b)   Reports on Form 8-K

      None

   Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TROPIC COMMUNICATIONS, INC.
                                           (Registrant)


                                               /s/ JOHN E. RAYL
Date:   March 17, 1997                     By:__________________________________
                                              JOHN E. RAYL
                                              Chief Executive Officer,
                                              President and Treasurer
                                              (Principal Financial Officer)