Form 10-K
period 1997-04-30
TROPIC COMMUNICATIONS INC
filed 1997-10-06
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended April 30, 1997      Commission file number  0-14361


                           TROPIC COMMUNICATIONS, INC.
               (Exact Name of Company as Specified in Its Charter)


           Delaware                                        31-1166419
(State or Other jurisdiction of                    (I.R.S. Employer I.D. Number)
  incorporation or organization)

3021 Bethel Road, Suite 208, Columbus, Ohio                   43220
(Address of principal executive offices)                   (Zip Code)

        Company's telephone number, including area code: (614) 538-0660

          Securities  registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

                          Common Stock, par value $0.15

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       The  approximate   aggregate   market  value  of  voting  stock  held  by
   nonaffiliates of the Company was $2,450,800 as of August 29, 1997.

       The Company had 3,709,166 shares of $0.15 par value common stock outstanding as of August 29, 1997.

                      Documents Incorporated by Reference:

                     1997 Notice of Annual Meeting, Part III


                           TROPIC COMMUNICATIONS, INC.
                          1997 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                       Page
    Part I

         Item 1.   Business                                              3

         Item 2.   Properties                                            4

         Item 3.   Legal Proceedings                                     4

         Item 4.   Submission of Matters to a Vote of Security
                     Holders                                             4

    Part II

         Item 5.   Market for the Company's Common Equity and
                          Related Stockholder Matters                    5

         Item 6.   Selected Financial Data                               6

         Item 7.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                8

         Item 8.   Financial Statements and Supplementary Data          12

         Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure               37

    Part III

         Item 10.  Directors and Executive Officers of the Company      37

         Item 11.  Executive Compensation                               37

         Item 12.  Security Ownership of Certain Beneficial
                     Owners and Management                              37

         Item 13.  Certain Relationships and Related Transactions       37

    Part IV

         Item 14.  Exhibits, Financial Statements, Schedules and
                     Reports on Form 8-K                                38

                   Signatures                                           46

                   Index to Exhibits                                    47

                                     PART I

Item 1.  Business

     Tropic Communications, Inc. ("Tropic") was incorporated in Delaware on March 25, 1985, and acts as a holding company, owning 100% of the outstanding capital stock of several wholly-owned subsidiaries. Tropic and its subsidiaries are referred to herein as the "Company." Historically, the Company's business has been derived from two segments, equipment leasing and radio broadcasting.

     The Company was involved in the equipment leasing business since inception. Within the past few years the Company's equipment leasing activities have been limited to managing the payout of its leased equipment portfolio, the net value of which had been fully realized as of April 30, 1996 (see "Note 4 - Notes to the Consolidated Financial Statements").

     The Company operates WLTT-FM, which is a 25,000 watt FM radio station located in Shallotte, North Carolina. During the prior fiscal year, the programming of WLTT was modified from satellite only programming to limited satellite programming with live drive time programming placing an emphasis on station involvement in local community activities. The station serves an area including Myrtle Beach, South Carolina north to Wilmington, North Carolina and the intervening coastal communities. The Company has no plans to acquire additional radio stations.

     WLTT-FM, licensed to Partech Communications Group, Inc., is subject to regulation and licensing by the FCC. Radio station licenses are issued for terms of up to seven years and are renewable for successive terms of up to seven years. While in the vast majority of cases, radio licenses are routinely renewed by the FCC, there can be no assurance that the station's license will be renewed. Failure to obtain the renewal of the station's broadcast licenses would have a material adverse effect on the station's business and operations. WLTT-FM was granted renewal of its broadcasting license on November 30, 1995 for a term expiring on December 1, 2002.

     Over the past two fiscal years the Company acted as a consultant to several unaffiliated businesses from which it earned limited compensation.

         Acquisition of R.A. Logistics, Inc.

     On September 18, 1997, the Company issued 26,400,000 shares of its $0.15 par value restricted common stock in exchange for 100% of the issued and outstanding capital stock of R.A. Logistics, Inc., a Delaware corporation ("RALI" and the "RALI Acquisition"). In addition, three members of the Company's Board of Directors have resigned, effective upon the closing of the RALI Acquisition, and have been replaced by the three shareholders of RALI. As part of the RALI Acquisition, the Company also entered into Employment Agreements, effective September 2, 1997, with Angel Munoz, Ronald Vimo and Scott Villanueva (the three shareholders of RALI) to serve as the Company's President, Vice-President and Secretary respectively.

     RALI is a newly formed holding company owning 100% of the issued and outstanding capital stock of two subsidiary corporations, B. Airways, Inc. and
B. Airways Air Cargo, Inc. both Florida corporations ("BAACI" and "BAI", respectively). The consolidated net assets of RALI as of the date of closing were approximately $279,500, unaudited. BAACI is a newly formed corporation organized to operate as an air freight consolidator by Messrs. Angel Munoz and Ronald Vimo. BAACI provides air cargo consolidation services operating from a shared warehouse facility located at the Miami International Airport. BAACI consolidates air cargo for shipment via a Boeing 747-200 via approximately 4 round trips weekly between Miami International Airport and Central and South America. The BAACI aircraft is provided at a rate of $4,750 per operating hour plus fuel. Operating since September 2, 1997, BAACI had booked approximately $1,708,700 in gross revenue through September 30, 1997. BAI is a non-operating company having an application pending with the U.S. Department of Transportation and the Federal Aviation

Authority for operation as a Part 135 all cargo air carrier. In addition, BAI has a $10,000 deposit for purchase of a DC-3 aircraft which BAI anticipates will be operated within the Caribbean Basin.

     The Company anticipates that it will devote its future efforts exclusively to the development and expansion of the air freight consolidation business of RALI, that it will manage through to termination its remaining leased equipment assets and liabilities (approximating $198,700 as of April 30, 1997) and dispose of its administrative, consulting and radio station businesses. Further see Footnote 1, Notes to the Consolidated Financial Statements.

     Employees

     The Company had a total of nine (9) employees as of August 31, 1997, none of whom were represented by a labor union.

Item 2.  Properties

     The Company owns no real property and leases 2,100 square feet of suburban office space located at 3021 Bethel Road, Suite 208, Columbus, Ohio, 43220 under a one (1) year lease which expires on January 31, 1998 and leases an off premises storage area on a month to month basis. The Company leases its radio broadcasting equipment from a trust of which an officer of the Company is a co-trustee. The Company also leases 1,200 square feet of office and broadcast studio space located at 4710 Main Street, Shallotte, North Carolina.

Item 3.  Legal Proceedings

             The Company is a party to three legal proceedings two of which involve substantive claims and counter-claims. The two substantive claims involve: (1) certain bridge note lenders including Generation Capital Associates, TGR Ventures, Inc., RSH Partners, Howard Commander, Norman Colavincenzo, Peter Prescott, Jules and Amos Swimmer as joint tenants, and Jules Swimmer (collectively the "GCA Group") all of whom filed suit on June 13, 1995 in Supreme Court of the State of New York, County of New York , Generation Capital Associates et al. vs. Partech Holdings Corporation et al., Index No. 114837/95 (the "GCA Litigation") and (2) Jennings Communciations, Inc. the seller and subordinated lender of WLTT-FM (the "Jennings Litigation"). In the opinion of management, none of these proceedings if unfavorably decided would have a materially adverse effect on the financial condition of the Company (see "Note 16 - Notes to the Consolidated Financial Statements").

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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

     The Company's common stock traded on the The Nasdaq Small-Cap Market under the symbol TRPC until October 2, 1995 when The Nasdaq Listings Qualification Committee denied the Company's request for an exception to the requirements for continued inclusion on The Nasdaq Small-Cap Market. The Company's common stock was also traded on The Boston Stock Exchange under the symbol TRO until October 2, 1995.

     Effective March 4, 1996, the Company's common stock was quoted on the OTC Bulletin Board under the symbol TRPC.

     The number of stockholders of record of common stock on August 31, 1997 was approximately 2,200.


                     Fiscal Year Ended  April 30, 1997

                    Fourth    Third     Second    First
                    Quarter   Quarter   Quarter   Quarter

      High trade    $ 0.91    $ 0.66    $ 0.69    $ 1.38
      Low Trade     $ 0.81    $ 0.53    $ 0.59    $ 0.91


                     Fiscal Year Ended April 30, 1996

                    Fourth    Third     Second    First
                    Quarter   Quarter   Quarter   Quarter

      High trade    $ 1.88    $ 1.13    $ 1.69    $ 1.94
      Low Trade     $ 0.88    $ 0.56    $ 0.75    $ 0.81




     Reverse Stock Split and Change in Fiscal Year End.

     On September 19, 1997, through an action by a majority of the shareholder's of the Company, the shareholders approved amending the Company's Articles of
Incorporation: (i) to change the par value of the Company's common stock from fifteen cents ($0.15) per share to ninety cents ($0.90) per share (effectively a 1-for-6 reverse stock split); and (ii) to comport to the non-U.S. citizen ownership and management requirements of the Federal aviation laws. Also, the Board of Directors approved an amendment to the Company's By-Laws: (i) to change the beginning of the Company's fiscal year from May 1 to January 1 of each calendar year; and, (ii) to change the time for the Company's annual meeting of shareholder's from the last Thursday of October to the last Thursday of June of each calendar year or as otherwise may be determined by the Board of Directors.

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The Company's consolidated financial statements as of April 30, 1997 and for all years presented hereunder have been audited by Hausser + Taylor, CPAs, independent certified public accountants. The selected financial data set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing hereinafter.

                                  For the Fiscal Years Ended April 30,
                        --------------------------------------------------------
                          1997       1996       1995        1994       1993
                          ----       ----       ----        ----       ----

Operating Revenues    $1,195,769 $4,832,714 $13,616,622 $30,485,138 $49,660,478

Income (Loss) Before
  Income Taxes, Extra
  ordinary Items and
  Cumulative Effect
  of Change in Account-
  ing Principal       (2,132,200)(1,311,594) (1,842,616) (2,639,593) (1,519,715)

Income Tax Expense
  (benefit)                    -          -     (75,000)          -     180,000

Income (Loss) Before
  Extraordinary Items
  and Cumulative
  Effect of Changes
  in Accounting
  Principal           (2,132,200)(1,311,594) (1,767,616) (2,639,593) (1,699,715)

Cumulative Effect
  of Changein
  Accounting Prin-
  cipal (1)                    -          -            -          -     180,000

Net Income (Loss)     (2,132,200)(1,311,594) (1,767,616) (2,639,593) (1,519,715)

Primary Weighted
  Average ofCommon
  Shares Issued and
  Outstanding (1)(2)   3,627,241  2,633,712   1,876,602   1,695,563   2,316,971

Primary Net Income
  (Loss)Per Share
  Before Extra-
  ordinary Items
  and Cumulative
  Effect of Change
  in Accounting
  Principal (1)       $    (0.59)$    (0.50)$     (0.94)$     (1.56)$     (0.73)

Primary Cumulative
  Effect of Change
  in Accounting
  Principal Per
   Share              $       - $        - $         - $         - $      0.08

Primary Net Income
  (Loss) Per
  Share (2)          $   (0.59)$     (0.50)$     (0.94)$     (1.56)$     (0.65)

Total Assets         $ 769,743 $17,349,095 $49,299,089 $93,420,160 $145,167,762

Total Debt          $1,584,215 $16,434,037 $47,865,907 $90,443,733 $142,074,515

Shareholders'
  Equity
  (Deficit)         $ (814,472)$   915,056 $ 1,433,182 $ 2,976,427 $  3,093,247

Common Stock
  Issued and
  Outstanding(2)(3)  3,709,166   3,252,166   2,047,045   1,859,902    1,020,808

Book Vaue Per
  Share (3)         $    (0.22)$      0.28 $      0.70 $      1.60  $      3.03


 (1) The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") in February, 1992. The Company adopted SFAS 109, effective May 1, 1992, and accounted for its adoption as a cumulative effect of change in accounting principle. Prior periods were not restated. The cumulative effect of the adoption was $180,000 net of a valuation allowance of $180,000, which was reported in the fiscal 1993's statements of consolidated operations.

(2) All earnings per share and stock related information have been restated for the 1 to 3 reverse stock split which were effected and July 22, 1994.

(3) This includes 133,333 shares which are issuable at April 30, 1993, respect-ively.

(4) This is computed based upon common stock issued and outstanding (see 2).

(5) See "Consolidated Financial Statements" and "Notes to the Consolidated Fin-ancial Statements."

(6) There have been no cash dividends declared or paid during the last five years (see "Market for the Company's Common Equity and Related Stockholder Matters").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     The Company receives revenues from its existing equipment lease portfolio, the operation of its radio station and, to a limited extent, from its consulting activities. Leased equipment income and interest income are a function of the amount of equipment in the Company's equipment lease portfolio which has been declining from year to year based upon the volume of portfolio acquisitions and dispositions. (See "Description of Business").

     During the current fiscal year, the Company owned and operated WLTT-FM, a 25,000 watt FM radio station located in Shallotte, North Carolina and during fiscal 1996 the Company also operated WMOG-AM and FM, two small radio stations located in Brunswick and St. Simons Island, Georgia. The Company terminated its operation of WMOG-AM and FM in July, 1995, (see "Description of Business").

     The Company has recorded in the accompanying income statement as commissions, fees and other income $334,496 of net broadcasting advertising revenue (after agency commissions), which includes recognition of $180,920 of barter transaction revenue and has recognized $166,903 of barter transaction expense included in marketing, administrative and other operating expenses. Cash sales from radio station operations for the current fiscal year was approximately $153,600.

       The following tables indicate the comparative results of operations for the fiscal years ended April 30, 1997, 1996 and 1995 as to each immediately preceding year.

================================================================================
 Fiscal Year Ended April 30, 1997 Compared to Fiscal Year Ended April 30, 1996

                      Fiscal Year Ended April 30,          Amount of Change

                        1997          1996             Dollars       Percentage
Rental income         $          -   $ 1,323,622       $( 1,323,622)    (100.0%)
Commissions, fees
 and other income     $    369,123   $   544,793       $(   175,670)     (32.2%)
Interest income       $    826,646   $ 2,964,299       $( 2,137,653)     (72.1%)

Marketing, admin-
  istrative and
  other operating
  expenses            $    566,073   $ 1,346,995       $(   780,922)     (58.0%)
Advisory Services     $     79,575   $         -       $     79,575      100.0%
Interest expense      $    963,386   $ 3,148,798       $( 2,185,412)     (69.4%)
Loss on residual
  values              $      1,967   $    74,621       $    (72,654)     (97.4%)
Depreciation and
  amortization of
  equipment           $     46,750   $ 1,343,383       $( 1,296,633)     (96.5%)
Amortization of
  cost in excess
  of net assets
  acquired, other
  intangibles
  assets              $     230,511  $   230,511       $(         -)     (00.0%)

Impairment valu-
  ation write-
  downs:
  Cost in excess
   of net assets
   acquired           $   1,397,180  $          -      $  1,397,180     100.00%
  Investment in
   real estate
   partnerships       $     42,527   $          -      $     42,527     100.00%

Loss before income
  taxes               $( 2,132,200)  $( 1,311,594)     $(   820,606)     (62.5%)

Net loss              $( 2,132,200)  $( 1,311,594)     $(   820,606)     (62.5%)


================================================================================

     As shown in these tables, the reductions in rental income, interest income and depreciation and amortization are the result of a substantial reduction, through normally scheduled payout, in the number of leases in the Company's lease portfolio compared with the number of leases operative in each of the comparative prior years. The Company has not undertaken any new equipment lease portfolio acquisitions in fiscal 1997 and 1996 and, therefore, reported no leasing fee income for those years.

     The fluctuations in commissions, fees and other income are attributable to changes in the radio broadcast segment in the years shown. The decrease in 1996 as compared to 1995 is the result of operating two radio stations in Brunswick and St. Simon Island, Georgia under a Time Brokerage Agreement for the full term of fiscal 1995. Effective July 31, 1995, the Time Brokerage Agreement was terminated which accounts for the decline in fiscal 1997 as compared to 1996.

     Marketing, administrative and other operating expenses in 1997 as compared to 1996 were lower by $537,176 as a result of the reduction of the accrued liabilty under an employment contract (see Note 12 - Notes to the Consolidated Financial Statements) and $212,500 related to the terminated Georgia broadcast operations in the first fiscal quarter of 1996. These expenses were down in 1996 as compared to 1995 by $628,735 due to the termination of the Time Brokerage Agreement for operation of the Georgia radio stations, the write-off of $236,615 in deposits and deferred costs related to termination of radio station acquisition agreements and the continued effort to reduce or eliminate administrative and operating costs.

Officer compensation in 1996 was reinstated after having been suspended in 1995 which resulted in a increase in marketing, administrative and operating expenses in 1996 of $279,204 over that reported in 1995.

     The loss from operations includes a loss from write down of residual estimates of $74,621 in 1996 related principally to equipment subject to release or sale which was comprised mostly of IBM and DEC equipment. Realization of the recorded equipment values has become difficult due to an over supply of used computer equipment which has reduced such equipment's current and future market value. Additionally, the decreased demand for new computer equipment has resulted in increased competition in the used equipment market. The resulting affect of the oversupply, decreased demand and increased competition has been to reduce the amount of current and predicted monies to be realized from residual proceeds (see "Note 3 - Notes to the Consolidated Financial Statements").

================================================================================
 Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995

                      Fiscal Year Ended April 30,          Amount of Change

                        1996          1995             Dollars       Percentage
Rental income         $ 1,323,622    $ 7,253,573       $( 5,929,951)     (81.8%)
Commissions, fees
 and other income     $    544,793   $ 1,072,690       $(   527,897)     (49.2%)
Interest income       $  2,964,299   $ 5,290,359       $( 2,326,060)     (44.0%)

Marketing, admin-
  istrative and
  other operating
  expenses            $  1,346,995   $ 2,002,850       $(   655,855)     (32.7%)
Advisory Services     $          -   $   182,500       $(   182,500)    (100.0%)
Interest expense      $  3,148,798   $ 5,297,212       $( 2,148,415)     (40.6%)
Loss on residual
  values              $     74,621   $         -       $(    74,621)    (100.0%)
Write-off costs
  related to
  abandoned
  broadcast
  acquisitions        $          -   $   236,615       $(   236,615)    (100.0%)
Depreciation and
  amortization of
  equipment           $  1,343,383   $ 7,419,195       $( 6,075,812)     (81.9%)
Amortization of
  cost in excess
  of net assets
  acquired, other
  intangibles
  assets              $     230,511  $   320,866       $(    90,355)     (28.2%)

Loss before income
  taxes               $( 1,311,594)  $( 1,842,616)     $(   531,022)     (28.8%)

Net loss              $( 1,311,594)  $( 1,767,616)     $(   456,022)     (25.8%)


================================================================================

     Liquidity and Capital Resources

     During the current period, the Company incurred a loss of $2,132,200 which includes $1,741,951 of current period noncash charges and expenses. The cash portion of this loss of $390,249 was funded from operations, increases in accounts payable, short term borrowings and the sale of equity securities.

     During the current fiscal year, the Company received $214,261 in cash from commissions, fees and other receipts, representing $211,228 from current period activities and realized $3,033 from leased equipment residuals, all of which are included in commissions, fees and other receipts. Marketing, administrative and other operating payments were $668,882 for fiscal 1997 compared to $646,339 for the previous year.

     Current working capital assets, which are composed of cash and short-term (one year or less) receivables, decreased from $102,623 at April 30, 1996 to $74,066 at April 30, 1997. Short-term (one year or less) debt and accounts payable decreased from $1,395,189 at April 30, 1996 to $1,378,569 at April 30, 1997 for a net decrease in working capital of $11,937. As of April 30, 1997 there was a working capital deficit of $1,304,503. The Company's trade payables at April 30, 1997 were $200,587 compared to $232,005 at April 30, 1996. Accrued officer's compensation and interest payable decreased from $342,943 at April 30, 1996 to $147,240 at April 30, 1997.

      Events occurring subsequent to April 30, 1997 include the acquisition of R.A. Logistics, Inc., (see Note 1 - Notes to the Consolidated Financial Statements) and the completion of agreements for repayment or provision for the liquidation of most of the Company's current obligations. Future liquidity is anticipated to be funded from the operations of the Company's air freight consolidation business. From September 2, through September 30, 1997 the operation generated approximately $1,700,000 in gross operating revenue and netted approximately $130,000 of pre-tax operating income. The Company anticipates that it will require additional financing and additional capital resources to fund the growth and expansion of this business which will be pro-vided from revenues, bank and other forms of short term borrowings which may include account receivable factoring or other forms of secured debt financing or the sale of equity and/or debt securities from time to time.

     RALI acquired B. Airways, Inc. which it intends to qualify as an all cargo air carrier pursuant to the applicable federal laws and regulations. Upon qualification, this company will require additional capital resources in order to acquire operating aircraft, parts and equipment and to fund the pre-operating costs of adding operating aircraft including but not limited to the costs and expenses associated with air crew training and qualification, insurance, aircraft inspections and other costs. Theses costs are substantial and the Company anticipates that it will require additional capital resources which may be provided from secured debt financing and from the sale of equity and/or debt securities from time to time. The Company has no present commitments for such financing and there is no assurance that financing will become available or if available will be available to the Company on reasonably acceptable terms.

Item 8.  Financial Statements and Supplemental Data

Report of Independent Certified Public Accountants



To the Shareholders and Board of Directors of Tropic Communications, Inc.:


   We have audited the accompanying consolidated balance sheets of Tropic Communications, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related statements of consolidated operations, shareholders' equity, and cash flows for the years ended April 30, 1997, 1996 and 1995, and the financial statement schedule of this Form 10-K. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the related financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tropic Communications, Inc. and subsidiaries as of April 30, 1997 and 1996 and the results of their consolidated operations and their consolidated cash flow for the years ended April 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and experienced cash flow difficulties that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                                   /s/ HAUSSER + TAYLOR

Columbus, Ohio
October 2, 1997


                  TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets



                                                              April 30,
                                                        ------------------------
                                                           1997        1996

Assets:
Cash                                                         2,068 $     14,021
Deposits and accounts receivable (net of
  allowancefor doubtful accounts of $2,500
  and $5,800, respectively)                                 25,396       46,300
Residual notes receivable                                        -        5,000
Equipment notes and accrued interest receivable            198,700   14,937,756
Leased property under capital lease, at
  cost (net of accumulated amortization of
  $3,567,799 and $99,288,753, respectively)                270,915            -
Property and equipment, at cost (net of
  accumulated depreciation of $363,686 and
  $513,934, respectively)                                   65,859      393,002
Cost in excess of net assets acquired (net of
  accumulated amortization of $50,552 and
  $1,488,138, respectively)                                141,955    1,757,246
   respectively)
Investment in unconsolidated affiliates                        903          500
Investment in partnerships                                       -       42,527
Broadcast rights                                            46,449       93,471
Other assets                                                17,498       59,270
                                                      ------------ ------------
      Total Assets                                    $    769,743 $ 17,349,093
                                                      ============ ============

Liabilities:
Accounts payable and accrued expenses                 $    281,821 $    282,025
Note and accrued interest payable -
  related party                                            315,440      263,845
Notes and accrued interest payable                         592,799      511,685
Broadcast rights                                            46,449       93,471
Capital lease obligations and accrued
   interest payable                                        198,700   14,938,702
Accrued officer compensation and
   interest payable                                        147,240      342,943
Unearned income                                              1,766        1,366
                                                      ------------ ------------
      Total Liabilities                                  1,584,215   16,434,037
                                                      ------------ ------------

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value,
  1,000,000 shares authorized, none
  issued and outstanding                                         -            -
Common stoc0k, $0.15 par value,
  50,000,000 shares authorized,
  3,711,566 and 3,254,566 shares
  issued, respectively)                                    556,735      488,185
Paid in capital                                          9,007,109    8,672,987
Retained deficit                                       (10,366,728)  (8,234,528)
                                                      ------------ ------------
                                                          (802,884)     926,644
      Treasury stock, at cost, 2,400 shares                (11,588)     (11,588)
                                                      ------------ ------------
      Total Shareholders' Equity (Deficit)                (814,472)     915,056
                                                      ------------ ------------
      Total Liabilities and Shareholders'
        Equity (Deficit                               $    769,743 $ 17,349,093
                                                      ============ ============

  The accompanying notes are an integral part of these financial statements.



                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                    Statements of Consolidated Operations


                                               Fiscal Years Ended April 30,
                                            ------------------------------------
                                               1997        1996        1995

Revenues:

Rental income                               $         - $ 1,323,622 $ 7,253,753
Commissions, fees, advertising
   and other income                             369,123     544,793   1,072,690
Interest income                                 826,646   2,964,299   5,290,359
                                            ----------- ----------- -----------
      Total Revenues                          1,195,769   4,832,714  13,616,622
                                            ----------- ----------- -----------

Cost and Expenses:
Marketing, administration and other             566,073   1,346,995   2,002,850
operating expenses
Advisory services                                79,575           -     182,500
Interest expense - related party                 52,749      42,683      18,145
Interest expense                                910,637   3,106,115   5,279,067
Loss on residual values                           1,967      74,621           -
Write-off escrow deposits, investment
  and deferred expenses for abandoned
  broadcas acquisitions                               -           -     236,615
Depreciation and amortization of equipment       46,750   1,343,383   7,419,195
Amortization of cost in excess of net
  assets acquired and other intangible
  assets                                        230,511     230,511     228,383
Impairment valuation write-downs of cost
  in excess of net assets acquired            1,397,180           -      92,483
Write-off investment in real estate
  partnerships                                   42,527           -           -
                                            ----------- ----------- -----------
      Total Costs and Expenses                3,327,969   6,144,308  15,459,238
                                            ----------- ----------- -----------

Income (Loss) Before Income Taxes            (2,132,200) (1,311,594) (1,842,616)

      Income tax benefit                              -           -     (75,000)
                                            ----------- ----------- -----------
Net Loss                                    $(2,132,200)$(1,311,594)$(1,767,616)
                                            =========== =========== ===========
Primary Net Loss Per Share                  $   $(0.59) $     (0.50)$     (0.94)
                                            ==========  =========== ===========
Fully Diluted Net Loss Per Share            $    (0.59) $     (0.50)$     (0.94)
                                            ==========  =========== ===========
Average Number of  Common and
   Common Equivalent Shares:
      Primary                                3,627,241    2,633,712   1,876,602
      Fully diluted                          3,627,241    2,633,712   1,876,602









  The accompanying notes are an integral part of these financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

          Statements of Consolidated Stockholders' Equity (Deficit)

                                          Retained    Treasury  Total
                    Common    Paid in     Earnings    Stock,    Shareholders'
                    Stock     Capital     (Deficit)   at Cost   Equity (Deficit)
                    --------- ---------   ---------   --------  ----------------

Balances as of
  April 30, 1994    $ 279,345 $7,863,988  $(5,155,318) $( 11,588) $   2,976,427

Stock options exer-
 cised by directors,
 officers and
 employees              3,000      3,250                                  6,250

Stock options exer-
  cised by others      25,072    214,928                                240,000

Other capital items              (21,879)                               (21,879)

Net loss                                   (1,767,616)               (1,767,616)
                    --------- ----------  -----------  --------   -------------
Balances as of
  April 30, 1995      307,417  8,060,287   (6,922,934)  (11,588)      1,433,182

Stock issued to
 replace collat-
 eral shares
 surrendered by
 by officer to
 secured prom-
 issory noteholders    68,075    204,661                                272,736

Stock options exer-
 cised by directors,
 officers and
 employees             34,850     32,337                                 67,187

Stock options exer-
 cised by others       78,084    375,461                                453,545

Fractional shares
 dropped for 1:3
 reverse stock
 split effected
 July 22, 1994           (241)       241                                      -

Net loss                                   (1,311,594)               (1,311,594)
                    --------- ----------  -----------  --------   -------------
Balances as of
  April 30, 1996      488,185  8,672,987   (8,234,528)  (11,588)        915,056

Stock options exer-
 cised by others       51,000    289,000                                340,000

Stock issued           14,550     45,122                                 59,672

Net loss                                   (2,132,200)               (2,132,200)
                    --------- ----------  -----------  --------  --------------
Balances as of
  April 30, 1997   $  556,735 $9,007,109 $(10,366,718) $(11,$88)  $    (814,472)
                   ========== ========== ============  ========   =============



 The accompanying notes are an integral part of these financia statements.


                      TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Statements of Consolidated Cash Flows

                    Increase (Decrease) in Cash and Cash Equivalents


                                                  Fiscal Year Ended April 30,
                                               ---------------------------------
                                                  1997       1996       1995

Cash Flows From Operating Activities:
   Rental receipts                           $        - $    9,207 $      3,100
   Commissions, fees and other receipts         214,261    241,322      531,242
   Marketing, administrative and other
     operating payments                        (598,835)  (646,339)  (1,193,164)
   Interest receipts                                709        525        2,225
   Interest payments                             (6,384)   (42,768)     (19,519)
                                             ---------- ---------- ------------
     Net Cash Used For Operating
        Activities                             (390,249)  (438,053)    (676,116)
                                             ---------- ---------- ------------

Cash Flows From Investing Activities:
   Purchase of property and equipment           (13,111)    (2,524)     (14,600)
   Proceeds from sale of land, property
     and equipment                                    -          -       51,000
   Proceeds from sale of net investment
     in operating leases                              -          -       56,941
   Capitalized organization costs,
     including cash payments associated
     with the acquisition of radio
     stations                                         -          -      (49,523)
   Escrow deposits for radio station
     acquisitions                                     -          -      (76,000)
   Investment in unconsolidated subsidiaries       (403)      (500)           -
                                             ---------- ---------- ------------
     Net Cash Used For Investing Activities     (13,514)    (3,024)     (32,182)
                                             ---------- ---------- ------------
Cash Flows From Financing Activities:
   Deferred stock, debt issuance and other
     financing costs                                  -          -      (21,879)
   Proceeds from issuance of stock              340,000    426,720       88,750
   Proceeds from other borrowings                50,000    102,500      460,000
   Principal payments under other borrowings    (21,500)   (81,000)           -
   Principal payments on broadcast
     acquisition debt                                 -     (2,725)     (14,451)
   Proceeds from officer loans                        -     11,500       31,177
   Principal payments under officer loans       (11,500)         -            -
   Proceeds from related party loans
     (non officer loans)                         39,682          -      140,000
   Principal payments under capital lease
     obligations and other financings            (4,872)    (6,077)      (7,463)
                                             ---------- ---------- ------------
     Net Cash Provided By Financing
        Activities                              391,810    450,918      676,134
                                             ---------- ---------- ------------





  The accompanying notes are an integral part of these financial statements.


                      TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Statements of Consolidated Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents, continued


                                                  Fiscal Year Ended April 30,
                                               ---------------------------------
                                                  1997       1996       1995

Net Increase (Decrease) in Cash and
   Cash Equivalents                             (11,953)     9,841      (32,164)


Cash and Cash Equivalents at
   Beginning of Period                           14,021      4,180       36,344
                                             ---------- ---------- ------------
Cash and Cash Equivalents at
   End of Period                             $    2,068 $   14,021 $      4,180
                                             ========== ========== ============





































  The accompanying notes are an integral part of these financial statements.

                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. GOING CONCERN BASIS OF PRESENTATION AND CERTAIN SUBSEQUENT EVENTS (UNAUDITED AS TO EVENTS SUBSEQUENT TO APRIL 30, 1997)

   Certain information and footnote disclosure contained in these financial statements that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

   The Company must generate sufficient additional working capital and operate its air cargo business (R.A. Logistics, Inc. see below) at a profitable level in order to continue as a going concern. If the Company is not successful in these efforts, there is a substantial likelihood that it could not proceed as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   On September 18, 1997 the Company closed on the acquisition of R.A. Logistics, Inc. As part of this acquisition the Company has made provision for the repayment of its obligations and the disposition of certain of its assets, accordingly, the financial statements include adjustments to the carrying value of certain assets as more fully described below. (see Notes 5, 7, 11 and 12).

   Acquisition of R.A. Logistics, Inc.

   On September 18, 1997, the Company issued 26,400,000 shares of its restricted $.15 par value common stock in exchange for 100% of the issued and outstanding capital stock of R.A. Logistics, Inc., a Delaware corporation ("RALI" and the "RALI Acquisition"). RALI is a newly formed holding company owning 100% of the issued and outstanding capital stock of two subsidiary corporations, B. Airways, Inc. and B. Airways Air Cargo, Inc. both Florida corporations ("BAACI" and "BAI", respectively). The consolidated net assets of RALI as of the date of closing were approximately $279,500, unaudited. BAACI is a newly formed corporation organized to operate as an air freight consolidator by Messrs. Angel Munoz and Ronald Vimo. BAACI provides air cargo consolidation services operating from a shared warehouse facility located at the Miami International Airport. BAACI consolidates air cargo for shipment via a Boeing 747-200 via approximately 4 round trips weekly between Miami International Airport and Central and South America. The BAACI aircraft is provided at a rate of $4,750 per operating hour plus fuel. Operating since September 2, 1997, BAACI had booked approximately $1,708,700 in gross revenue through September 30, 1997. BAI is a non-operating company having an application pending with the U.S. Department of Transportation and the Federal Aviation Authority for operation as a Part 135 all cargo air carrier. In addition, BAI has a $10,000 deposit for the purchase of a DC-3 air-craft which BAI anticipates will be operated within the Caribbean Basin.

   The Company anticipates that it will account for the acquisition based upon the historic costs of the assets and liabilities of both the Company and RALI. The following unaudited financial forecast summarizes a Forecasted Consolidated Condensed Balance Sheet, Statement of Operations and Earnings Per Share for the year ending September 18, 1998 (one year from the stock exchange date). The forecast is management's estimate of results and do not purport to be indicative of what will occur in the future, and actual results may differ substantially from these estimates.



                       Forecasted Condensed Balance Sheet
                                   (Unaudited)
                               September 18, 1998

Assets                                                           $    3,375,000
                                                                 ==============

Liabilities                                                      $    2,000,000
Shareholders' Equity                                                  1,375,000
                                                                 --------------

Total Liabilities and Shareholders'
     Equity                                                      $    3,375,000
                                                                 ==============


                 Forecasted Condensed Statement of Operations
                                   (Unaudited)
                               September 18, 1998
Net Sales                                                        $   20,400,000
                                                                 ==============
Net Income                                                       $      600,000
                                                                 ==============
Net Income per Common Share:
     Primary                                                     $         0.02
                                                                 ==============
     Fully Diluted                                               $         0.02
                                                                 ==============

   The forecast assumes that the Company's debt is retired through either the issuance of shares of the Company's equity securities or disposition of assets. Therefore, continuing operations will be that of RALI's air cargo consolidation and cargo air carrier services business. The forecast is limited in scope to a projection based upon the results of current operations which encompasses service being limited to the use of the one Boeing 747-200 aircraft. The forecast does not include an estimate of the revenue or expense which may be earned or incurred as additional aircraft and routes are added nor does the forecast include an estimate for the revenue or expense which may be incurred from the start of business of B. Airways, Inc. as an operating all cargo air carrier.

   Amendment to Articles of Incorporation and By-Laws.

   On September 19, 1997, by an action by a majority of the shareholders of the Company, the shareholders approved amending the Company's Articles of
Incorporation: (i) to change the par value of the Company's common stock from fifteen cents per share to ninety cents per share; and (ii) to comport to the non-U.S. citizen ownership and management requirements of the Federal aviation laws. This amendment has not been effected as of October 2, 1997. Also, the Board of Directors approved an amendment to the Company's By-Laws: (i) to change the beginning of the Company's fiscal year from May 1 to January 1 of each calendar year; and, (ii) to change the time for the Company's annual meeting of shareholder's from last Thursday of October to the last Thursday of June of each calendar year.

   As a result of the change in the par value of the Company's common stock the 3,711,566 shares $.15 par value common stock issued and outstanding as of April 30, 1997 and the 26,400,000 shares issued pursuant to the RALI Acquisition will be changed into 618,594 shares and 4,400,000 shares, respectively, of $.90 par value common stock (a 1-for-6 reverse split). This amendment will not require a mandatory surrender and exchange of certificates, and certificates evidencing the post-amendment shares will remain as validly issued and outstanding shares of the common stock of the Company. The post-amendment shares will have the same character and bear the same restrictions (if any) as the pre-amendment shares. New ninety cent ($.90) par value shares will be issuable as a result of the amendment and when issued in exchange for fifteen cent

($.15) par value shares will be rounded down to the nearest whole share, thus no fractional common shares will be issuable as a result of the amendment.

2. SIGNIFICIANT ACCOUNTING POLICIES

   Basis of Consolidation. The consolidated financial statements include the accounts of Tropic Communications, Inc., its wholly-owned subsidiaries, and their related business trusts (collectively, the "Company"), most of which are engaged in the acquisition, financing, ownership, management and brokerage of leases of data processing and other equipment. The consolidated financial statements also include Partech Communications Group, Inc., a wholly-owned subsidiary and its wholly-owned subsidiaries which are engaged in managing one FM radio station in the current fiscal year and two FM radio stations and one AM radio station in 1996 and 1995. The Company uses the equity method of accounting for its investments in real estate limited partnerships and equipment leasing limited partnerships. All material intercompany transactions have been eliminated. Certain reclassifications of previous year amounts presented herein have been made in order to conform with current year presentations.

   Leasing Activities. The Company generally acquires leases of newly leased equipment solely from other unaffiliated leasing companies and financial institutions. Generally, the Company will acquire a portfolio of leases consisting of numerous pieces of equipment already on lease to a user (a "Portfolio"). Financing for these purchases is accomplished by acquisition of the property subject to nonrecourse debt obtained by discounting the user lease (the "Operating Leases" and "Net Investment in Operating Leases" collectively referred to hereinafter as "Operating Leases") with a financial institution ("Discounted Lease Rentals and Accrued Interest Payable"), and cash. The Company may invest its own cash ("Net Investment in Operating Leases" and "Residuals Receivable"), but has principally financed such purchases through sale-leaseback transactions of the equipment with an investor owner ("Equipment Notes and Accrued Interest Receivable", "Leased Property Under Capital Lease" and "Capital Lease Obligations and Accrued Interest Payable").

   The Company has acted as both lessor and Lessee in lease equipment transactions and accounts for its leases in accordance with Financial Accounting Standards Board Statement No. 13, as further amended by subsequent pronouncements, which contains guidelines for classifying lease transactions where the Company is lessor as to (i) sales-type leases, (ii) direct financing leases, or (iii) operating leases; and, where the Company is lessee as to (i) capital leases or (ii) operating leases. As lessor, the Company has no sales-type leases and has accounted for its direct financing and operating leases as appropriate. The Company's accounting methods and their financial reporting effects are described hereunder.

   Wrap Leases - In a wrap lease transaction, the Company either acquires equipment subject to an Operating Lease and recourse financing, and then sells the equipment to a third party and leases the equipment back from the third party; or assumes an existing wrap lease from another leasing company, together with the third party note receivable, Operating Lease and nonrecourse debt. For financial reporting purposes, the Company will record, at the time of the transaction, the note receivable from the third party, a capital lease equal to the present value of the wrap lease payments, and the Operating Lease nonrecourse debt. The Company will recognize interest income as the third party note receivable is paid, amortization and interest expense as to the capital lease, rental income as to the Operating Lease and any subsequent Operating Leases, and interest expense as to the nonrecourse debt.

   Barter Transactions. The Company enters into barter transactions wherein advertising time is exchanged for goods and/or services which are used for promotional, sales and other business activities. When the advertising time exchanged in the barter transaction is transmitted the Company recognizes advertising revenue, when the goods or services are received or used the Company recognizes expense, unless the goods are to be resold, then the Company records such goods as inventory. Advertising revenue for barter transactions is recognized on the basis of the fair market value of the goods or services received. If the goods or services are received or used prior to the transmission of the advertising the Company records a liability (unearned broadcasting revenue). If the advertising is broadcast prior to the receipt of the goods or services a receivable is recorded (barter transaction receivable).

   Broadcasting Rights. Broadcasting rights for music and other programming consist of agreements to broadcast a specific or unlimited amount of program material over a defined time period at a specific fee. The Company reports an asset and a liability for the rights acquired and obligation incurred under such agreements when the broadcasting rights period begin, the total cost is known or reasonably estimable, the material to be broadcast is accepted and is available for broadcasting. Such assets and liability are recorded at the gross amount of the liability. The asset is amortized over the time period of the agreement or the expected number of broadcasts if this is a shorter period of time.

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

   Long-lived Assets. The Company implemented the provisions of Financial Accounting Standards ("FAS") Number 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in fiscal year ended April 30, 1995. Since the Company's prior accounting policy regarding review of impairment of long-lived assets approximated FAS 121, there was no financial impact related to the implementation. These assets include cost in excess of net assets acquired, a broadcast license and a noncompete agreement. These intangible assets are amortized over periods not exceeding ten years. The Company evaluates the existence of any impairment related to intangible assets on the basis of whether the intangible assets are fully recoverable based upon projected undiscounted cash flows and recognizes such losses, if any, during the period impairment is incurred. The periods of amortization and recoverability are evaluated annually to determine whether circumstances have changed which necessitate revision. Based on management's estimates, impairments are recognized during the period impairment incurs, however, actual results could differ from these estimates.

   Property and Equipment. Property and equipment are stated at cost. Depreciation is computed on a straight line method at rates which are adequate to allocate the costs of such assets over their estimated useful lives.
Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for additions and improvements are added to the cost of property and equipment. Leasehold improvements are amortized over the term of the lease. Upon termination of the lease any remaining value is expensed.

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

   Investment in and Advances to Unconsolidated Affiliates. The Company may enter into acquisition transactions in which the Company was a proponent of a plan of acquisition and financing wherein the Company organized and capitalized a subsidiary company (an "Unconsolidated Affiliate") for the purpose of purchasing an operating company. The Company reports the carrying value of its interest in the common stock retained in an Unconsolidated Affiliate at cost, representing its initial capitalization of the affiliate, since its retained interest is nominal and is further diluted by future equity transactions contemplated at the time of acquisition. The Company would recognize income for its interest upon payment of a dividend by the affiliate or a gain upon sale of its interest in the affiliate. (see Note 20).

   Fees Received in Common Stock. The Company may enter into transactions in which the Company provides consulting and administrative services. The Company's compensation for these services may be paid in cash and in shares of the common stock of the client company. The Company reports income from the receipt of such shares at their estimated fair market value and reports the carrying value of the shares at the lower of cost or market.

   Cash Flows. For purposes of the Statement of Cash Flows all of the Company's cash investments are liquid instruments with maturities of three months or less and are considered to be cash equivalents (see Note 21).

   Income Taxes. The Company follows the provisions of Financial Accounting Statement Number 109, Accounting for Income Taxes ("FAS 109") which requires the reporting of income taxes using an asset and liability approach and measuring the change in the tax asset or liability. A deferred tax asset or liability generally arises from changes in differences between financial reporting and tax bases of all assets and liabilities (with exception related to goodwill). Previously recorded deferred tax assets and liabilities are adjusted upon any changes in enacted tax rates. Differences between financial reporting and tax bases usually result from differences in timing of income and expense recognition. A valuation allowance is applied to a tax asset for any amount that does not meet certain realizability criteria. A change in the amount of valuation allowance that is applicable to the beginning of the year balance is recognized in income from continuing operations, increases in the valuation allowance are recognized as income tax expense and decreases are recognized as income tax benefit.

   Fair Value. FAS 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the fair market value of financial instruments for which it deems practical to estimate fair value. For certain of the Company's financial instruments including cash, accounts receivable, accounts and notes payable, and other accrued liabilities the carrying amounts approximate fair value due to their short maturities. For long-term, non-current notes payable , the Company believes the carrying value will approximate their fair value. The fair value of long term, non-current notes payable are based on current borrowing rates available for similar financings.

   Stock-Based Compensation. The Company has adopted the provisions of APB No. 25, "Accounting for Stock Issued to Employees" which utilizes the intrinsic value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", which utilizes a fair value based method is effective for the Company's year beginning May 1, 1996. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method. The Company utilizes the intrinsic value method under APB No. 25 to account for employee stock options. If the Company had utilized the fair value based method under FASB No. 123, the impact would not be significant to the financial statements.


3. RESIDUAL VALUES RECEIVABLE

   As of April 30, 1997, the Company has fully liquidated and/or written down its equipment residual values. Changes in the present value of the Company's share of estimated residual values for the periods indicated are as follows:


                                                   Year Ended April 30,
                                            ------------------------------------
                                               1997        1996        1995
Balance at beginning of year                 $    5,000 $   98,844 $    291,741
Net additions (reductions) to
  residual values (1)                                 -      3,322       11,853
Collections                                      (3,033)   (22,545)    (204,750)
Provision for decline in net
realizable value                                 (1,967)   (74,621)           -
                                             ---------- ---------- ------------

Balance at end of year                       $        - $    5,000 $     98,844
                                             ========== ========== ============

(1) Net of amounts charged to unearned income.

4. EQUIPMENT NOTES AND ACCRUED INTEREST RECEIVABLE

   Equipment Notes and Accrued Interest Receivable are due over terms not exceeding nine years and bear interest at fixed rates ranging from 8.8% to 12.35% per annum. The notes are collateralized by a security interest in the leased equipment and lease receivables due from users. The notes have been acquired by the Company as part of its Portfolio acquisitions (see Notes 2 and 5) and represent long-term installment receivables from the purchasers of the equipment, undertaken at the time the equipment purchase from the manufacturer was originally financed. Principal and interest payments due the Company for the fiscal years subsequent to April 30, 1997, amount to $199,461, including future interest income of $761.


5. LEASE PROPERTY UNDER CAPITAL LEASE

   On May 1, 1996 the Company entered into a sale/leaseback with a grantor trust (the "Trust"), in which an officer of the Company is a co-trustee. The sale/leaseback was entered into pursuant to a foreclosure action instituted by the Trust and a subsidiary of the Company against Tropic of North Carolina, Inc. ("TNCI" a subsidiary of the Company) which was the owner and operator of the
Company's FM radio station. The sale/leaseback included all of the tangible personal property of TNCI. The term of the lease is for a period of nine years at an annual rental of $1.00 until May 1, 2001 and $4,053 monthly thereafter. At April 30, 1997, the cost of the leased property under capital lease totals $304,383 with a net value of $270,915. The Company recognized no gain or loss on the sale/leaseback transaction and has accounted for the lease as a capital lease. The accompanying financial statements have recognized $33,262 in amortization expense related to equipment under capital lease.

     On May 1, 1997 the Company acquired 100% of the capital stock of a corporation owning a 10.47% interest in a leased paper processing plant. The purchase price of the interest was $13,500,220 which was financed pursuant to the terms of a secured promissory note due on March 1, 2001 with interest at the rate of 17.723% per annum. In the first fiscal quarter ending July 31, 1997 the Company recognized $50,000 of income and $606,037 of interest expense related to this transaction. The Company expects to dispose of this interest as part of the cessation of its equipment leasing business pursuant to the RALI Acquisition undertaking.


6. PROPERTY AND EQUIPMENT

   The Company's property and equipment and accumulated depreciation, along with assigned depreciable lives, as of April 30, 1997 and 1996, are summarized as follows:

1997

                                            Accumulated   Net         Assigned
Asset Classification               Cost    Depreciation   Book Value  Life
                              ------------------------------------------------

Furniture and office
  equipment                   $   390,303   $ (352,390)  $   37,913   5-10 years
Broadcasting equipment                703         (135)         568   3-20 years
Automobiles                        19,079       (9,539)       9,540      3 years
Leasehold improvements             19,460       (1,622)      17,838      3 years
                              -----------   ----------   ----------

     Total                    $   429,545   $ (363,686)  $   65,859
                              ===========   ==========   ==========


1996

                                            Accumulated   Net         Assigned
Asset Classification                Cost    Depreciation  Book Value  Life
                                ------------------------------------------------
Furniture and office
  equipment                   $    405,100  $(354,769)    $ 50,331    5-10 years
Broadcasting equipment             400,156   (141,946)     258,210    3-20 years
Automobiles                         23,079    (10,063)      13,016       3 years
Building and improvements           46,806     (6,516)      40,290      20 years
Land improvements                    5,687       (640)       5,047      20 years
Inventory                           26,108        N/A       26,108           N/A
                              ------------  ---------     --------

     Total                    $    906,936  $(513,934)    $393,002
                              ============  =========     ========


7. COST IN EXCESS OF NET ASSETS ACQUIRED

   Cost in excess of net assets acquired and accumulated amortization, as of April 30, 1997, are summarized as follows:

                                            Accumulated   Net           Assigned
Asset Classification               Cost     Amortization  Book Value    Life
                                ------------------------------------------------
Cost in excess of net
  assets acquired             $    192,507  $ (50,552)    $141,955      10 years
                              ------------  ---------     --------

     Total                    $    192,507  $ (50,552)    $141,955
                              ============  ==========    ========

   During the year ended April 30, 1995, the Company's review of "cost in excess of net assets acquired" resulted in the identification of an amount related to a discontinued business license application in the amount of $92,483 (net of accumulated amortization of $31,517) which amount was charged to the Statement of Operations in fiscal 1995. There were no adjustments for impairment to costs in excess of net assets acquired as a result of the impairment review during fiscal year ended April 30, 1996.

   Pursuant to the RALI Acquisition (see Note 1) the business of the Company will be devoted solely to the operation and expansion of the air freight business and the development of an operational air carrier. Accordingly, the Company will wind down and/or dispose of its other business activities. Pursuant to the Company's accounting policy regarding review of impairment of long-lived assets, the Company determined during the fourth fiscal quarter of 1997 that it is therefore appropriate to expense $1,397,180 of the Company's cost in excess of net assets acquired which is related to these other business activities. The remaining balance at April 30, 1997 of $141,955, net of accumulated amortization of $50,552, is related to the cost in excess of the value of the net assets of WLTT-FM at the date of acquisition.


8.  RENTAL INCOME

     Substantially all Operating Leases were receivable in installments and were assigned to various lending institutions at fixed rates on a recourse basis. Discounted Lease Rental and Accrued Interest Payable represent the present value of the Operating Lease payment discounted at the interest rate charged by the lending institution, generally ranging from 11.00% to 12.00%. Interest expense over the term of the lease term represents the difference between the rentals paid to by the user/lessee and the discounted proceeds. Minimum Operating Lease payments under noncancellable leases and Discounted Lease Rentals and Accrued Interest Payable were fully amortized in the fiscal year ended April 30, 1996.

     The Company's Operating Leases were for initial lease terms of 18 to 72 months and were net leases wherein the lessee pays taxes, licenses, insurance and provides for general maintenance. The total rental income from Operating Leases during the fiscal years ended April 30, 1997, 1996 and 1995 was $ - 0 -, $1,323,622 and $7,253,753, respectively.


9. OFFICE LEASE

     The Company  leases 2,100 square feet of suburban  office space under a one
(1) year full service lease, expiring January 31, 1998 as well as storage space for $83 per month, on a month to month basis, in Columbus, Ohio. In addition, the Company entered into a thirty-six (36) month lease for 1,200 square feet office/studio facility for monthly rental of $900 in the first year with 3% increase compounded in each of next two years, and two parcels of land on which its broadcast towers are located from a grantor trust (the "Trust"), in which the Company's CEO is a co-trustee, on a month to month basis for $1,500 per month in Shallotte, North Carolina. The rental payments for the Shallotte office/studio facility has been guaranteed by the Trust.

   Rental expense reported in the Statement of Operations amount to $53,709, $59,220, and $54,443 for fiscal years ended April 30, 1997, 1996 and 1995, respectively.

   The following table reflects minimum future rental payments under the non cancelable terms of the above referenced facility leases:

             Years Ending                           Minimum Future
               April 30,                            Rental Payments
                 1998                               $    29,414
                 1999                                    11,235
                 2000                                     7,638
                 2001                                         0
                 2002                                         0
              Thereafter                                      0
                                                    -----------
   Total Minimum Future Rental Payments             $    48,288
                                                    ===========


10.  BARTER TRANSACTIONS

     The Company has recognized $180,920, $312,268 and $635,001of barter transaction revenue which is included in commissions, fees and other income and $166,903, 310,393 and $631,656 of barter transaction expense included in marketing, administrative and other operating expenses for the year ended April 30, 1997, 1996 and 1995, respectively. The amount of goods and services which were received or used prior to the transmission of advertising was insignificant as of the balance sheet date.

11. NOTES AND ACCRUED INTEREST PAYABLE

   The Company's notes and accrued interest payable at April 30, 1997 and 1996 with their respective interest rates are as follows:


                                                     Fiscal Year Ended April 30,
                                                     ---------------------------
                                                          1997         1996

Secured promissory notes to third
  parties at 6% to 9/6/95, 15% there-
  after collateralized by stock of
  a subsidiary and 233,435 shares of
  the Company's common stock owned by
  an officer                                           $  344,314    $  303,418

Secured promissory notes to an officer
  and/or entities in which the officer
  has an interest or is affiliated,
  at 6% to 9/30/95, 15% thereafter
  collateralized by stock of a subsidiary
  and 233,435 shares of the Company's
  common stock owned by an officer                        254,910       224,733

Unsecured demand promissory notes and
  accrued interest payable to related
  parties, other than officers, with
  interest at 12% - 15%                                    60,530        26,756

Unsecured demand promissory note and
  accrued interest payable to an officer,
   with interest at 10%                                         -        12,356

Unsecured demand promissory notes and
  accruedinterest payable to third
  parties, with interest at 10%                            51,168        21,500

Installment note payable to vendors,
  collateralized with the equipment
  purchased, with interest at 8.6%                          6,946        10,872

Installment notes and accrued interest
  payable related to radio station
  acquisitions, with interest at 7%,
  for all years                                           190,371       175,895
                                                       ----------    ----------
Total notes and accrued interes payable                $  908,239    $  775,530
                                                       ==========    ==========


Notes and accrued interest payable for the fiscal years ending subsequent to April 30, 1997, are as follows:


                                                        Type of Debt
                                           ----------------------------------
Years Ending April 30,                     Corporate  Broadcasting  Total

     Accrued Interest                      $  127,872  $   25,398   $   153,270
     1998                                     567,780     184,520       752,300
     1999                                       2,669           -         2,669
                                           ----------  ----------   -----------

Total notes and accrued interest payable   $  698,321  $  209,918   $   908,239
                                           ==========  ==========   ===========

   Repayment of Notes.

   Subsequent to the date of closing on the RALI Acquisition the Company entered into various agreements for the repayment of various of the Company's obligations. On September 19, 1997 the Company entered into an agreement with CCJ Consultants, Inc. ("CCJ"), a related party, for the liquidation of the Company's obligations to CCJ under its promissory note and warrants to CCJ dated August 4, 1994 by the transfer to CCJ of all of the issued and outstanding capital stock of a wholly-owned subsidiary of the Company. Also, on September 19, 1997 the Company entered into an agreement with Mr. John E. Rayl a shareholder, director and the Treasurer of the Company (and also an officer of CCJ) for the issuance of 900,000 shares of the Company's fifteen cent par value common stock in liquidation of the Company's obligations to Mr. Rayl under its promissory note to him dated September 15, 1994. The Company also entered into an agreement with Firestar Holdings, Ltd for the partial liquidation of the Company's obligations to Firestar by issuance of 190,000 shares of the Company's fifteen cent par value common stock which was valued at $19,000. On September 23, 1997, the Company entered into an agreement with Firestar Holdings, Ltd. to complete the liquidation of the Company's obligations by the issuance of 2,040,000 shares of the Company's fifteen cent par value common stock.

   During the current fiscal year the Trust provided $39,682 in loans to the Company as working capital support for the operation of WLTT-FM. As of April 30, 1997 the Company is indebted to the Trust in the aggregate amount of $60,530.
The accompanying financial statements include interest expense of $2,848 in respect of this indebtedness.


12.  RELATED PARTY TRANSACTIONS

   Employment Agreements.

   As part of the RALI Acquisition, the Company also entered into Employment Agreements effective September 2, 1997 with Angel Munoz, Ronald Vimo and Scott Villanueva to serve as the Company's President, Vice-President and Secretary respectively. In addition, these individuals have replaced three of the Company's resigning members on its Board of Directors. The Employment Agreements are similar in terms and conditions, providing for, among other things, for a term of five years, an annual base compensation of $175,000, $175,000 and $85,000 respectively, for annual incentive compensation in an aggregate amount (including base compensation) of 1% of consolidated gross revenues and for the payment of other ordinary employee benefits including medical, disability and life insurance and business and auto expense reimbursement.

   In conjunction with the RALI Acquisition, Mr. John E. Rayl, Chief Executive Officer of the Company, has agreed to terminate his Employment Agreement and, accordingly, the Company's accrued liability under the contract was reduced in the fourth quarter by $537,200 at April 30, 1997 and the related reductions of expense included under marketing, administrative and other operating expenses in the accompanying statement of operations.

   Additional related party transactions are discussed throughout the Notes to the Financial Statements.


13.  CAPITAL LEASE OBLIGATIONS AND ACCRUED INTEREST PAYABLE

The Company is obligated under long-term capital leases (see Notes 2 and 4) covering the leases of equipment for the fiscal years ending subsequent to April 30, 1997, total payments of $199,461, including future interest expense of $761.

14.  EMPLOYEE STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

   The following table sets forth: (1) the number of shares of the Company's common stock issuable at April 30, 1997 pursuant to outstanding Options; (2) the exercise price per share; (3) the aggregate exercise price; (4) the expiration dates; (5) the market values of such shares at April 30, 1997, based on $0.3125 per share, which is the average of the high and low ask and bid prices on the OTC Bulletin Board at April 30, 1997.

                     Number
                     of
                     Shares                                           Market
                     Covered By  Exercise   Aggregate                 Value at
                     Outstandin  Price Per  Exercise    Expiration    April 30,
      Plan           Options     Share      Price       Dates         1997
------------------   ----------  ---------  ---------   ----------    ----------

Incentive Stock
  Option Plan         30,000     $0.3125    $   9,375    7/15/03      $   9,375

Incentive Stock
  Option Plan         67,167     $0.3125    $  20,990    1/06/05      $  20,990

   The Company has 210,499 options available for grant under its 1989 and 1993 Incentive Stock Option Plans. During the current fiscal year, no options were exercised, 333 options were terminated and no new options were granted. All Options are currently exerciseable.


15.  OTHER STOCK OPTIONS

   On May 16, 1996, the Company granted options under an Option Agreement related to a services agreement with an attorney for options on 340,000 shares at $1.00 per share. The optionee exercised options for all 340,000 shares on July 2, 1996 for a total of $340,000 in cash.

   There were no stock options outstanding at April 30, 1997. Subsequent to April 30, 1997, various agreements provided for shares of common stock and common stock options (see Note 16).

16.  COMMON STOCK AND CAPITAL TRANSACTIONS

   The Company's common stock trades on the OTC Bulletin Board under the symbol TRPC. The Company's common stock issued and outstanding is as follows:

                                      Total Number     Common       Paid in
                                      of Shares        Stock        Capital
                                     -------------- ----------------------------

Issued as of April 30, 1995             2,049,445   $    307,417   $  8,060,287

Stock options exercised by
   directors, officers and
   employees                              239,000         35,850         38,838

Stock options exercised by
   others                                 520,560         70,084        375,461


Stock issued to replace
   collateral shares surrendered
   by CEO to secured prom-
   issory note holders                    453,836         68,075        204,660

Retire stock tendered by officer
   in exercise of stock options            (6,666)        (1,000)        (6,500)






Fractional shares dropped for
   1:3 reverse split effected
   July 22, 1994                           (1,609)          (241)           241
                                      -----------   ------------   ------------

Issued shares as of April 30, 1996      3,254,566        488,185      8,672,987

Stock options exercised by
   others                                 340,000         51,000        289,000

Stock issued                              117,000         14,550         45,122
                                      -----------   ------------   ------------

Issued shares as of April 30, 1997      3,711,566   $    556,735   $  9,007,109
                                      ===========   ============   ============

   As of April 30, 1997 the Company has 46,288,434 shares of common stock reserved for issuance and unissued, and 2,400 shares in its treasury stock account. As of April 30, 1997 there were 210,499 shares reserved and issuable under various stock option plans (see Note 14 and 15).

   Under the terms of a marketing agreement with a radio marketing company, the Company agreed to issue 258,000 free trading shares of the Company's common stock for broadcast services covering the six month term of the agreement. The Company suspended the agreement and on September 12, 1996, the Company and the marketer mutually agreed to terminate the agreement. The Company issued 87,000 shares of common stock in full settlement for services rendered and costs, valued at $35,250, incurred by the marketer in connection with the agreement.

   During January and March 1997, 30,000 shares of common stock was issued to third party unsecured demand promissory note holders as additional interest.
The stock was valued at $27,422.

   On September 19, 1997, two Board of Director members who had resigned were compensated for their years of service with a total of 96,000 shares of the Company's $0.15 par value common stock.

   Subscriptions to Common Stock.

   In order to provide for sufficient working capital to complete the RALI Acquisition, in August, 1997 the Company entered into agreements with three investment companies for their purchase of up to 4,800,000 restricted shares of the Company's $0.15 cent par value common stock at a price of ten cents ($0.10) per share for a total aggregate investment of $480,000 plus an agreement for payment of certain of the Company's obligations and contingent obligations in the maximum aggregate amount of approximately $680,000 as of April 30, 1997. At the time of the agreements the bid price of the Company's $0.15 par value common stock, as quoted on the OTC Bulletin Board, was thirty-one ($0.31) cents per share.

17.  INCOME TAXES

   Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The type of differences that give rise to significant portions of deferred income tax liabilities or (assets) and the related tax effects are as follows:

                                                Fiscal Year Ended April 30,
                                            ------------------------------------
                                               1997        1996        1995

Deferred Tax Liabilities:
   Cash versus accrual reporting           $        -  $     1,700 $     33,600
   Capital lease versus operating
     lease reporting                                -            -      341,100
   Excess amortization of lease-
     hold costs                                     -      176,500    1,591,100
   Temporary differences not
     currently utilizable                       2,100       31,300       30,000
                                           ----------  ----------- ------------
Total deferred tax liabilities                  2,100      209,500    1,995,800
                                           ----------  ----------- ------------

Deferred Tax Assets:
   Cash versus accrual reporting              (50,100)    (116,600)     (25,700)
   Net operating loss carryforwards        (2,491,100)  (2,446,400)  (3,968,000)
                                           ----------  ----------- ------------
Gross deferred tax assets                  (2,541,200)  (2,563,000)  (3,993,700)
Deferred tax asset valuation allowance      2,539,100    2,353,500    1,997,900
                                           ----------  ----------- ------------
Total deferred tax assets                      (2,100)    (209,500)  (1,995,800)
                                           ----------  ----------- ------------
Net deferred tax liabilities               $        -  $         - $          -
                                           ==========  =========== ============

   As of April 30, 1997 the Company and its subsidiaries have regular tax net operating loss carryforwards, expiring in the years 2007 through 2012, available to offset future taxable income of $6,862,000. The Company's income tax expense attributable to continuing operations is comprised of the following significant components:


                                                Fiscal Year Ended April 30,
                                           -------------------------------------
                                               1997        1996        1995
Deferred tax expense (benefit)             $  (140,900)$(1,877,200)$ (3,312,500)
Utilization of (benefit derived
   from use of) operating loss
   carryforwards                              ( 44,700)  1,521,600    2,871,600
Change in the amount of
   valuation allowance                         185,600     355,600      365,900
                                           -----------  ----------  -----------
Provision (benefit) for income taxes       $         -  $        -  $         -
                                            =========== =========== ===========

   The Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Federal statutory income tax rate to pretax accounting income from continuing operations as a result of the following differences:


                                                Fiscal Year Ended April 30,
                                           -------------------------------------
                                               1997        1996        1995
U.S. Federal statutory income tax rate     $ (725,000) $ (446,000) $   (626,500)
Key man life insurance premiums                 2,100         500         2,700
Amortization of cost in excess of
   net  assets acquired  and valuation
   write-down                                 549,200      74,100       109,100
Losses not currently utilizable               (12,300)     15,000        71,500
Other                                             400         800         2,300
Valuation allowance                           185,600     355,600       365,900
                                           ----------  ----------  ------------
Income tax (benefit) expense at effective  $        -  $        -  $    (75,000)
                                           ==========  ==========  ============

   The provision (benefit) for income taxes charged to continuing operations was as follows:


                                                Fiscal Year Ended April 30,
                                           -------------------------------------
                                               1997        1996        1995
Federal current                            $        -  $        -  $          -
Federal deferred                                    -           -       (75,000)
                                           ----------  ----------  ------------
Provision (benefit) for income taxes       $        -  $        -  $    (75,000)
                                           ==========  ==========  ============


18.  INDUSTRY SEGMENT DATA REPORTING INFORMATION

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

   Financial information for the Company's industry segments is summarized below for the fiscal years ended April 30, 1997, 1996 and 1995.

             1997          Leasing      Broadcasting   Other      Consolidated
------------------------------------------- ------------------------------------

Total revenues from
   unaffiliated customers  $   827,116  $  335,000   $    33,653  $   1,195,769
Net operating loss             (12,645)   (175,341)   (1,824,649)    (1,944,443)
Identifiable assets            221,759     531,487        16,496        769,742
Depreciation and
   amortization                  4,790      50,971      221500          277,261
Capital expenditures                 -      24,485       2,643           27,128




             1996          Leasing      Broadcasting   Other      Consolidated
------------------------------------------- ------------------------------------
Total revenues from
   unaffiliated customers  $ 4,279,458  $   506,505  $     46,751 $   4,832,714
Net loss                       (92,996)    (245,162)     (832,906)   (1,171,064)
Identifiable assets         14,966,395      665,040     1,717,658    17,349,093
Depreciation and
   amortization              1,277,765       89,751       206,378     1,573,894
Capital expenditures                 -        1,874         2,524         4,398



             1995          Leasing      Broadcasting   Other (1)  Consolidated
------------------------------------------- ------------------------------------
Total revenues from
   unaffiliated customers  $12,551,294  $   994,236  $    71,092  $  13,616,622
Net loss                      (186,986)    (598,359)    (892,790)    (1,678,135)
Identifiable assets         45,590,760    1,932,409    1,775,920     49,299,089
Depreciation and
   amortization              7,350,100       75,922      314,039      7,740,061
Capital expenditures                 -       18,686        2,623         21,309


1.) In 1995, Other includes costs associated with the unsuccessful and pending broadcast property acquisitions.

   The following table reconciles consolidated operating loss reported hereof to operating loss reported in the statement of consolidated operations:


                                                Fiscal Year Ended April 30,
                                          --------------------------------------
                                               1997        1996        1995
                                          ------------ ------------ ------------
Consolidated net loss                     $(1,944,443) $(1,171,064) $(1,678,135)
Interest expense not
   included in non leasing
   operating loss                            (187,757)    (140,530)     (89,481)
                                          -----------  -----------  -----------
Net loss reported in the
   statement of consolidated
   operations                             $(2,132,200) $(1,311,594) $(1,767,616)
                                          ===========  ===========  ===========


19.  NET INCOME (LOSS) PER SHARE

   For the fiscal year ended April 30, 1997 primary earnings per share amounts are based on the weighted average number of common shares outstanding of 3,627,241shares. No common stock equivalents are included herein due to their antidilutive nature. During the current year the Company issued 340,000 shares upon exercise of stock options granted under consulting agreements (see Note
16), which are included in the weighted average number of common shares outstanding. If these shares had been issued at the beginning of the current fiscal year, primary and fully diluted loss per share would have been ($0.58). Share and per share amounts have not been adjusted for the 26,400,000 shares nor for the 1 for 6 reverse stock split approved by the shareholders on September 19, 1997. (See Note 1).

   For the fiscal year ended April 30, 1996 primary earnings per share amounts are based on the weighted average number of common shares outstanding of 2,633,712 shares. No common stock equivalents are included herein due to their antidilutive nature. During the current year the Company issued 239,000 shares pursuant to the exercise of employee stock options, 520,560 shares upon exercise of stock options granted under consulting agreements and 453,836 shares issued to replace 2 for 1 collateral shares delivered by the Chief Executive Officer to satisfy principal and interest on secured promissory notes, which are included in the weighted average number of common shares outstanding. If these shares had been issued at the beginning of the beginning of the current fiscal year, primary and fully diluted loss per share would have been ($0.40).

   For fiscal year ended April 30, 1995 primary earnings per share amounts are computed based on the weighted average number of common shares outstanding of 1,876,602 shares. No common stock equivalents are included herein due to their antidilutive nature. During the year the Company issued 20,000 shares pursuant to the exercise of employee stock options and 167,143 shares upon exercise of stock options granted under consulting agreements, which are included in the weighted average number of common shares outstanding. If these shares had been issued at the beginning of the current fiscal year primary and fully diluted loss per share would have been ($0.86).


20.  INVESTMENT IN UNCONSOLIDATED AFFILIATES AND PARTNERSHIPS

   During the current fiscal year the Company was a party to two consulting agreements from which a portion of its compensation was received in shares of the common stock of the client company. In the first fiscal quarter the Company recognized $335,000 and $465,000 of income with respect to these two transactions based on the estimated fair market value of the shares received. During the fourth fiscal quarter, one of the companies ceased operations and the business prospects of the other have declined. In addition, as part of the RALI Acquisition the Company agreed to dispose of all of its obligations to and investment in these companies. Accordingly, in the fourth quarter of fiscal 1997, the Company wrote off all of the previously recorded income in the fourth quarter of the current fiscal year.

   During the prior fiscal year the Company was a party to one acquisition transaction with TradeWinds Holdings, Inc. ("THI") in which the company organized and financed an acquisition subsidiary, TAI, which acquired 100% of the capital stock of Tradewinds Airlines, Inc. The Company retained warrants and shares of the common stock of TAI (the "TAI Securities"). The Company recorded its investment in the TAI Securities as an investment in an uncosolidated affiliate of approximately $500, representing the initial capitalization costs. In the prior fiscal year the Company recognized income of $40,000 from cash received from THI for administrative services.

   At April 30, 1997, the Company determined that its investment in real estate limited partnerships, totaling $42,527, had no future benefit and was expensed in the fourth quarter.

21.  SUPPLEMENTAL CASH FLOW INFORMATION

   Reconciliation of net loss to net cash used for operating activities is as follows:


                                                Fiscal Year Ended April 30,
                                           -------------------------------------
                                               1997        1996        1995
Net loss                                  $(2,132,200) $(1,311,594) $(1,311,594)
                                           ------------ ------------------------
Adjustment to reconcile net loss to net
   cash used for operating activities:
Expenses and revenues not affecting
   operating cash flows:
   Loss on residual valuation                   1,967       74,621            -
   Depreciation and amortization of
     equipment and intangible assets          277,261    1,573,894    7,647,576
   Impairment loss on intangible assets:
      Cost  in   excess  of  net  asset
       acquired                             1,397,180            -       92,483
      Investment in real estate
      partnerships                             42,527            -            -
   Deferred costs expensed and
     amortized                                      -            -      137,237
   Loss on sale of land, office
     furniture and equipment                    9,971        1,600       20,799
   Gain on sale of investment in
     operating leases                               -            -      (11,853)
   Equipment acquired by barter
     transactions                             (14,017)      (1,874)      (3,423)
   Advisory services paid in stock                  -        5,000      157,500
   Interest paid in stock - third party             -       60,532            -
   Interest paid in stock - related party           -       24,848            -
   Employee stock options exercise
     applied to legal fees                          -        4,687            -
   Employee stock options exercise
     applied to accrued officer
     compensation                                   -       62,500            -
   Rental income                                    -   (1,314,914)  (7,250,783)
   Leasing interest income                   (825,937)  (2,961,212)  (5,285,128)
   Leasing interest expense                   825,937    3,008,267    5,207,731
Changes in assets and liabilities:
   Accrued interest income                     (3,562)      (2,562)      (3,006)
   Accrued interest expense                    96,240       12,383       63,712
   Note, accounts and commissions
     receivable                                27,499       22,504      317,124
   Other assets                                29,372        2,187       26,485
   Note and accounts payable, and
     accrued expenses                        (122,887)     300,024       49,736
   Income taxes                                     -            -      (75,000)
   Other                                          400        1,056          310
                                          -----------  ----------- ------------
        Total Adjustments                   1,741,951      873,541    1,091,500
                                          -----------  ----------- ------------
Net Cash Used for Operating Activities    $  (390,249) $  (438,053)$   (676,116)
                                          ===========  =========== ============


   Non Cash Investing and Financing Activities. The Company acquires leases of equipment and lease receivables partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee. The net increase in assets and liabilities associated with the acquisition and disposition of such equipment and equipment leases and the related liabilities for the fiscal years ended April 30, 1997, 1996 and 1995 are as follows:


                                                Fiscal Year Ended April 30,
                                           -------------------------------------
                                               1997        1996        1995
Assets:
   Leased property under capital
     lease (net of accumulated
     amortization)                      $(95,770,216) $(1,952,718) $(17,375,522)
   Net investment in operating
     leases                                        -            -      (412,132)
   Net investment in direct
     financing leases                              -            -   (14,759,430)
                                        ------------  -----------  ------------
        Total Assets                    $          -  $(1,952,718) $(32,547,084)
                                        ============  ===========  ============

Liabilities:
   Notes and accrued interest
     payable                            $          -  $         -  $(14,759,430)
   Discounted lease rentals and
     accrued interest payable            (95,770,216)  (1,952,718)  (17,787,654)
   Capital lease obligation and
     accrued interest payable                      -            -             -
                                        ------------   ----------- ------------
          Total Liabilities             $          -   $(1,952,718)$(32,547,084)
                                        ============   =========== ============

   During the fiscal year ended April 30, 1997 the Company received (1) $14,017 of fixed assets in barter transactions and (2) issued 117,000 shares for services of $35,250 and interest charges of $27,422.

   During the fiscal year ended April 30, 1996 the Company received (1) $1,874 of fixed assets in barter transactions, (2) issued 453,836 shares for a reduction of $272,736 in secured promissory notes and accrued interest, (3) issued 239,000 shares under employee stock option plans for $62,500 reduction in accrued compensation, legal fees of $4,687 and in exchange for 6,666 shares of common stock which were retired, (4) issued 10,000 in other stock options offset against trade payables of $5,000, and (5) adjustment in the carrying value of Lease Property under Capital Lease by $1,952,718 and Discounted Lease Rentals and Accrued Interest Payable by an equivalent amount.

   During the fiscal year ended April 30, 1995 the Company (1) recorded broadcasting rights of $1,367,604 and related broadcasting rights payable of an equivalent amount and (2) received $3,423 of fixed assets in barter transactions. During the fiscal year the Company disposed of assets and liabilities, which included Net Investment in Direct Financing Leases of $14,759,430 and Notes and Accrued Interest Payable of $14,759,430. Also during this same period the Company disposed of Net Investment in Operating Leases of $412,132 (net of accumulated depreciation of $5,106,651) and Discounted Lease Rentals and Accrued Interest Payable of a commensurate amount.

   In fiscal years 1997, 1996 and 1995, leasehold tenancy positions terminated which reduced the gross value of Lease Property under Capital Lease by $95,770,216, $1,952,718 and $5,293,579, respectively, and accumulated amortization by an equivalent amount in each of those periods.

22.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized selected quarterly financial data for the fiscal years ended April 30, 1997 and 1996 is set forth below:


                                          Fiscal Year Ended April 30, 1997
                                 -----------------------------------------------
                                   Fourth     Third       Second     First
                                   Quarter    Quarter     Quarter    Quarter
                                 ----------   ----------- ---------- -----------

Revenues                          $  (608,926) $  228,370  $ 344,952 $1,231,373
Expenses                            1,401,940     484,225    665,722    776,082
                                  -----------  ----------  ---------- ----------

Income (Loss) Before Income Taxes  (2,010,866)   (255,855)  (320,770)   455,291

   Income Taxes Expense (Benefit)           -           -          -          -
                                  -----------  ----------  ---------- ----------

Net Income (Loss)                 $(2,010,866) $(255,855)  $(320,770) $ 455,291
                                  ===========  =========   =========  ==========

Primary Net Income (Loss)
  Per Share                       $     (0.52) $   (0.07)  $   (0.09) $    0.13
                                  ===========  =========   =========  =========

Fully Diluted Net Income
  (Loss) Per Share                $     (0.52) $   (0.07)  $   (0.09) $    0.13
                                  ===========  =========   =========  =========



================================================================================


                                         Fiscal Year Ended April 30, 1996
                                 -----------------------------------------------
                                   Fourth     Third       Second     First
                                   Quarter    Quarter     Quarter    Quarter
                                 ----------   ----------- ---------- -----------
Revenues                          $  464,355 $  922,853  $1,447,203 $ 1,998,303
Expenses                           1,106,125  1,124,029   1,692,104   2,222,050
                                  ---------- ----------  ---------- -----------

Income (Loss) Before Income Taxes   (641,770)  (201,176)   (244,901)   (223,747)

   Income Taxes Expense (Benefit)          -          -           -           -
                                  ---------- ----------  ---------- -----------

Net Income (Loss)                 $(641,770) $(201,176)  $(244,901) $  (223,747)
                                  =========  =========   =========  ===========


Primary Net Income (Loss)
   Per Share                      $   (0.20) $   (0.07)  $   (0.10) $     (0.10)
                                  =========  =========   =========  ===========

Fully Diluted Net Income
  (Loss) Per Share                $   (0.20) $   (0.07)  $   (0.10) $     (0.10)
                                  =========  =========   =========  ===========


================================================================================

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K


                                                                   Form 10-K
                                                                   PageReference

(a)(1) Index to Consolidated Financial Statements:

         Report of Independent Certified Public Accountants                12

         Consolidated Balance Sheets as of April 30, 1997 and 1996         13

         Statements of Consolidated Operations for the years ended
            April 30, 1997, 1996 and 1995                                  14

         Statements of Consolidated Stockholders' Equity (Deficit)
            for the years ended April 30, 1997, 1996 and 1995              15

         Statements of Consolidated Cash Flows for the years ended
            April 30, 1997, 1996 and 1995                                  16

         Notes to Consolidated FinancialStatements                         18-36

  (a)(2) Index to Financial Statement Schedules:

         SCHEDULE II              Valuation and qualifying accounts        39

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

  (a)(3) Exhibits:  See index filed as part of Form 10-K on page 47.

  (b) Reports on Form 8-K.

      The following reports on Form 8-K were filed during the fiscal quarter ended April 30, 1997:

      (1)   None



                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                For The Years Ended April 30, 1997, 1996 and 1995

              COLUMN A COLUMN B                COLUMN C  COLUMN D   COLUMN E

--------------------------------------------------------------------------------
                                       Additions
                                  --------------------
                       Balance at                                   Balance
Valuation and          Beginning  Costs and   To Other   Deductions at End of
Qualifying Accounts    of Period  Expenses    Accounts          (A) Period

--------------------------------------------------------------------------------

For the year ended:

April 30, 1997
  Accounts receivable $    5,800  $   12,226  $        - $( 15,526) $     2,500
  Equipment residuals       -          1,967           -     1,967)           -
  Valuation allowance
  for deferred tax
  assets                2,353,500    185,600           -         -    2,539,100
                       ---------- ----------  ---------- ---------  -----------
                       $2,359,300 $  199,793  $        - $ (17,493) $ 2,541,600
                       ========== ==========  ========== =========  ===========

April 30, 1996
  Accounts receivable  $   10,789 $   13,337  $        - $ (18,327) $     5,800
  Equipment residuals           -     74,621           -   (74,621)           -
  Valuation allowance
  for deferred tax
  assets                1,997,900    355,600           -         -    2,353,500
                       ---------- ----------  ---------- ---------  -----------
                       $2,008,689 $  443,558  $        - $ (92,948) $ 2,359,300
                       ========== ==========  ========== ========== ===========

April 30, 1995
  Accounts receivable  $    2,730 $   22,496  $        - $ (14,437) $    10,789
  Equipment residuals           -          -           -         -            -
  Valuation allowance
  for deferred tax
  assets                1,632,000    365,900           -         -    1,997,900
                       ---------- ----------  ---------- ---------  -----------
                       $1,634,730 $  388,396  $        - $ (14,437) $ 2,008,689
                       ========== ==========  ========== =========  ===========


  (A) All amounts were written off.

Exhibit 11(A).  Primary Earnings Per Share


   The computation of primary earnings per share is as follows:

                                               Fiscal Year Ended April 30,

                                          --------------------------------------
                                                1997       1996        1995
                                                ----       ----        ----

Weighted average number of common
  shares outstanding
                                             3,627,241   2,633,712   1,876,602

Shares assumed to be issued upon
  exercising of stock purchase
  rights in excessof 20% repurchase
  limitation                                         -           -           -
                                             ---------   ---------  ----------

Average number of common and common
  equivalent shares                          3,627,241   2,633,712   1,876,602
                                             =========   =========   =========

Net loss                                  $(2,132,200) $(1,311,594) $(1,767,616)

Increase  in  interest  income
  (net of tax)from assumed investment
  in certificates of deposit and
  decrease in interest expense (net
  of tax) from assumed of short-term
  debt with assumed stock purchase
  rights proceeds  in  excess  of
  20%  repurchase limitation                         -           -            -
                                          ------------ -----------  -----------
     Adjusted net loss                    $(2,132,200) $(1,311,594) $(1,767,616)
                                          ===========  ===========  ===========

     Net loss per common share            $     (0.59) $     (0.50) $     (0.94)
                                          ===========  ===========  ===========


Exhibit 11(B).  Fully Diluted Earnings Per Share


   The computation of fully diluted earnings per share is as follows:

                                               Fiscal Year Ended April 30,

                                          --------------------------------------
                                                1997       1996        1995
                                                ----       ----        ----

Weighted average number of common
  shares outstanding
                                             3,627,241   2,633,712   1,876,602

Shares assumed to be issued upon
  exercising of stock purchase
  rights in excessof 20% repurchase
  limitation                                         -           -           -
                                             ---------   ---------  ----------

Average number of common and common
  equivalent shares                          3,627,241   2,633,712   1,876,602
                                             =========   =========   =========

Net loss                                  $(2,132,200) $(1,311,594) $(1,767,616)

Increase  in  interest  income
  (net of tax)from assumed investment
  in certificates of deposit and
  decrease in interest expense (net
  of tax) from assumed of short-term
  debt with assumed stock purchase
  rights proceeds  in  excess  of
  20%  repurchase limitation                         -           -            -
                                          ------------ -----------  -----------
     Adjusted net loss                    $(2,132,200) $(1,311,594) $(1,767,616)
                                          ===========  ===========  ===========

     Net loss per common share            $     (0.59) $     (0.50) $     (0.94)
                                          ===========  ===========  ===========

Notes regarding the calculation of primary and fully diluted earnings per share:

   For the fiscal year ended April 30, 1997 no common stock equivalents are included herein due to their antidilutive nature. During fiscal year ended April 30, 1997 primary earnings per share amounts are based on the weighted average number of common shares outstanding of 3,627,241 shares. No common stock equivalents are included herein due to their antidilutive nature. During the current year the Company issued 340,000 shares upon exercise of stock options granted under consulting agreements. which are included in the weighted average number of common shares outstanding. If these shares had been issued at the beginning of the beginning of the current fiscal year, primary and fully diluted loss per share would have been ($0.58).

   For the fiscal year ended April 30, 1996 no common stock equivalents are included herein due to their antidilutive nature. During the current year the Company issued 1,213,396 shares, retired 6,666 shares tendered in the exercise of stock options by an officer and reduced by 1,609 shares issued and outstanding shares for fractional shares dropped in connection with the 1 for 3 reverse stock split of July 22, 1994, all of which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 239,000 shares from the exercise of employee stock options and 520,560 shares from exercise of options pursuant to consulting agreements. In addition, the Company issued 453,836 shares of its common stock, pursuant to a collateral agreement, to replace common stock on a 2 for 1 basis, owned by its CEO which had been foreclosed upon by secured promissory note holders. If this share activity had occurred at the beginning of the current fiscal year primary and fully diluted earnings per share would have been ($0.40).

   For the fiscal year ended April 30, 1995 no common stock equivalents are included herein due to their antidilutive nature. During fiscal 1995 the Company issued 187,143 shares pursuant to the exercise of stock options which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 20,000 shares related to the exercise of employee stock options and 167,143 shares from exercise of options pursuant to consulting agreements. If these shares had been issued at the beginning of the current fiscal year primary and fully diluted earnings per share would have been ($0.86).

   Additional primary and fully diluted earnings per share computations pursuant to Regulation S-K, CFR ss.229.601(b)(11): The following computations are submitted for informational purposes only pursuant to Regulation S-K, although they are contrary to APB 15.

Exhibit 11(C).  Primary Earnings Per Share (Additional)


   The computation of primary earnings per share is as follows:

                                               Fiscal Year Ended April 30,

                                          --------------------------------------
                                                1997       1996        1995
                                                ----       ----        ----
Weighted average number of common
  shares outstanding
                                             3,627,241   2,633,712   1,876,602

Shares assumed to be issued upon
  exercising of stock purchase
  rights in excessof 20% repurchase
  limitation                                   216,914     201,873      76,539
                                             ---------   ---------  ----------

Average number of common and common
  equivalent shares                          3,844,155   2,835,585   1,953,141
                                             =========   =========   =========

Net loss                                  $(2,132,200) $(1,311,594) $(1,767,616)

Increase  in  interest  income
  (net of tax)from assumed investment
  in certificates of deposit and
  decrease in interest expense (net
  of tax) from assumed of short-term
  debt with assumed stock purchase
  rights proceeds  in  excess  of
  20%  repurchase limitation                         -           -            -
                                          ------------ -----------  -----------
     Adjusted net loss                    $(2,132,200) $(1,311,594) $(1,767,616)
                                          ===========  ===========  ===========

     Net loss per common share            $     (0.55) $     (0.46) $     (0.91)
                                          ===========  ===========  ===========

Exhibit 11(D).  Fully Diluted Earnings Per Share (Additional)


   The computation of fully diluted earnings per share is as follows:

                                               Fiscal Year Ended April 30,

                                          --------------------------------------
                                                1997       1996        1995
                                                ----       ----        ----
Weighted average number of common
  shares outstanding
                                             3,627,241   2,633,712   1,876,602

Shares assumed to be issued upon
  exercising of stock purchase
  rights in excessof 20% repurchase
  limitation                                   288,298     232,651      90,615
                                             ---------   ---------  ----------

Average number of common and common
  equivalent shares                          3,915,539   2,866,363   1,967,217
                                             =========   =========   =========

Net loss                                  $(2,132,200) $(1,311,594) $(1,767,616)

Increase  in  interest  income
  (net of tax)from assumed investment
  in certificates of deposit and
  decrease in interest expense (net
  of tax) from assumed of short-term
  debt with assumed stock purchase
  rights proceeds  in  excess  of
  20%  repurchase limitation                         -           -            -
                                          ------------ -----------  -----------
     Adjusted net loss                    $(2,132,200) $(1,311,594) $(1,767,616)
                                          ===========  ===========  ===========

     Net loss per common share            $     (0.54) $     (0.46) $     (0.90)
                                          ===========  ===========  ===========


Notes regarding the additional calculation of primary and fully diluted earnings per share pursuant to Regulation S-K, CFR ss.229.601(b)(11):

Primary earnings per share for each of the fiscal years ended April 30, 1997, 1996 and 1995 includes the exercise of stock purchase rights which is assumed at the beginning of the period or at the date of grant, if granted during the period. Pursuant to the treasury stock method or modified treasury stock method, as appropriate, shares assumed to be issued upon exercising of stock purchase rights represents the number shares issued upon assumed exercise less shares repurchased at the average market price. For each of the fiscal years ended April 30, 1997, 1996 and 1995, fully diluted earnings per share amounts are based on the increased number of shares that would be issued assuming exercise of stock purchase rights. Fully diluted earnings per share is computed under the aforementioned method as primary earnings per share, except the repurchase of shares uses the higher of the average market price during the period or the ending market price, unless shares were actually issued pursuant to exercises, then the average market price on the day of exercise is used.

   During the current year the Company issued 340,000 shares upon exercise of stock options granted under consulting agreements. which are included in the weighted average number of common shares outstanding. If these shares had been issued at the beginning of the beginning of the current fiscal year, primary and fully diluted loss per share would have been ($0.58).

     During the fiscal year ended April 30, 1996 the Company issued 1,213,396 shares, retired 6,666 shares tendered in the exercise of stock options by an officer and reduced by 1,609 shares issued and outstanding shares for fractional shares dropped in connection with the 1 for 3 reverse stock split of July 22, 1994, all of which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 239,000 shares related to the exercise of employee stock options and 520,560 shares from exercise of options pursuant to consulting agreements. In addition, the Company issued
453,836 of its common shares on a 2 for 1 basis to replace common stock surrendered by its CEO, pursuant to a collateral agreement, to secured promissory note holders in satisfaction of principal and accrued interest totalling $272,736. If these shares had been issued at the beginning of the current fiscal year primary and fully diluted earnings per share would have been ($0.40).

     During the fiscal year ended April 30, 1995 the Company issued 187,143 shares pursuant to the exercise of stock options which are included in the weighted average number of common shares outstanding. The aforementioned shares issued include 20,000 shares related to the exercise of employee stock options and 167,143 shares from exercise of options pursuant to consulting agreements. If these shares had been issued at the beginning of the current fiscal year primary and fully diluted earnings per share would have been ($0.86).

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TROPIC COMMUNICATIONS, INC.


                                             /s/ JOHN E. RAYL
DATE:  October 2, 1997               By:
                                        --------------------------------------
                                        John E. Rayl
                                        Treasurer
                                        (Pincipal financial officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




   /s/ ANGEL MUNOZ
 ____________________________________   Chairman, Chief          October 2, 1997
                                        Executive Officer,
Angel Munoz                             President and Director




   /s/ RONALD VIMO
____________________________________    Vice President           October 2, 1997
                                        and Director




   /s/ SCOTT VELLANUEVA
____________________________________    Secretary and Director   October 2, 1997
Scott Vellanueva




   /s/ JOHN E. RAYL
____________________________________    Treasurer and Director   October 2, 1997
John E. Rayl                            (principal financial officer)

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

Exhibit 3.6 Restated Certificate of Incorporation of Tropic Communications, Inc. dated July 10, 1995 incorporated herein by reference to
            Exhibit 3.6 to Form 10-K filed on November 3, 1995, Commission file No. 014361.

Exhibit 3.7 Certificate of Amendment of Partech Holdings Corporation (n.k.a. Tropic Communications, Inc. dated July 10, 1995 incorporated herein by reference to Exhibit 3.7 to Form S-8, filed September 8, 1995, Commission file No. 014361.

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

Exhibit     4.7 Prospectus  Supplement is  incorporated  herein by reference to
            Exhibit 4.7, to Form 8-K, filed June 4, 1993, Commission file No. 014361.

Exhibit     4.8 Prospectus  Supplement,   filed  herewith  as  Exhibit  4.7  is
            incorporated herein by reference to Exhibit 4.8, to Form 8-K, filed July 2, 1993, Commission file No. 014361.

Exhibit     4.9 Form  of  Subscription   Agreement   between  Partech  Holdings
            Corporation and the Investor is incorporated  herein by reference to
            Exhibit 4.9 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 4.10 Form of 6% Secured Note of Partech Holdings Corporation issued to the Investor is incorporated herein by reference to Exhibit 4.10 to Form 10-K, filed July 19, 1994, Commission file No.
            014361.

Exhibit 4.11 Form of Supplemental Warrant and Additional Warrant between Partech Holdings Corporation and the Investor, incorporated herein by reference to Exhibit 4.11 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 4.12 Form of Unit Warrant between Partech Holdings Corporation and the Investor is incorporated herein by reference to Exhibit 4.12 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 4.13 Form of Common Share Certificate of Tropic Communications, Inc. is incorporated herein by refererence to Exhibit 4.13 to Form 10-K filed November 3, 1995, Commission file No. 014361.

Exhibit 5.4 Opinion of Counsel Regarding the $600,000 exempt Convertible Securities offering is incorporated herein by reference to Exhibit 5.4, to Form 10-K, filed July 19, 1994, Commission file No. 014361.

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

Exhibit 10.42 Purchase Agreement between Jennings Communications Corporation and PCG of the Golden Strand, Inc., for the purchase of WDZD-FM, dated September 17, 1992, incorporated herein by reference to
            Exhibit 10.42, to Form 8-K, file March 17, 1993, Commission File No. 014361.

Exhibit 10.43 Bill of Sale between Jennings Communications Corporation and PCG of the Golden Strand, Inc., for the purchase of WDZD-FM, dated March 10, 1993, incorporated herein by reference to Exhibit 10.43, to Form 8-K, file March 17, 1993, Commission File No. 014361.

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

Exhibit 10.62 Agreement between Dwyer & Associates, Inc. and Partech Holdings Corporation, dated May 10, 1994, with Exhibit A, Option Agreement and sub Exhibit A, Certificate for Common Stock Purchase Options and sub Exhibit B, Form of Election to Purchase, incorporated herein by reference to Exhibit 10.62, to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.63 1989 Incentive Stock Option Plan Agreement between Partech Holdings Corporation and James B. Dwyer, III, dated May 18, 1994, incorporated herein by reference to Exhibit 10.63 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.64 Form of Time Brokerage Agreement between Lee Mitchell and Tropic of St. Simons, Inc., incorporated herein by reference to
            Exhibit 10.64 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.65 Form of Stock Purchase Agreement between PCG of the Florida Keys, Inc. and Richard Silva, incorporated herein by reference to
            Exhibit 10.65 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.66 Form of Security Pledge and Hypothecation Agreement between PCG of the Florida Keys, Inc. and Richard Silva, incorporated herein by reference to Exhibit 10.66 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.67 Form of Put Option Agreement between PCG of the Florida Keys, Inc. and Richard Silva, incorporated herein by reference to
            Exhibit 10.67 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.68 Form of Purchase Option Agreement between Richard Silva and PCG of the Florida Keys, Inc. incorporated herein by reference to
            Exhibit 10.68 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.69 Form of Security Agreement between PCG of the Golden Strand, Inc. and Media Group, Inc., incorporated herein by reference to
            Exhibit 10.69 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit     10.70 Form of   Escrow   Agreement   among   Ed   Winton,   Partech
            Communications Group, Inc. and Mark T. Jorgenson d/b/a/ Jorgenson Broadcast Brokerage, incorporated herein by reference to Exhibit
            10.70 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.71 Form of Promissory Note by PCG of the Golden Strand, Inc. payable to Media Group, Inc., incorporated herein by reference to
            Exhibit 10.71 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.72 Form of Purchase Agreement between Ed Winton and Tropic of Tallahassee, Inc., incorporated herein by reference to Exhibit 10.72, to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.73 Form of Security Agreement between Tropic of Tallahassee, Inc. and Ed Winton, incorporated herein by reference to Exhibit 10.73 to Form 10-K, filed July 19, 1994, Commission file No.
            014361.

Exhibit 10.74 Form of Promissory Note by Tropic of Tallahassee, Inc. payable to Ed Winton, incorporated herein by reference to Exhibit
            10.74 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit     10.75 Form of  Escrow  Agreement  among  WBA   Broadcasting,   Inc.,
            Partech Communications Group, Inc. and Mark T. Jorgenson d/b/a/ Jorgenson Broadcast Brokerage, incorporated herein by reference to
            Exhibit 10.75 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.76 Form of Purchase Agreement among Lee M. Mitchell, AT&T Commercial Finance Corporation, and Tropic of St. Simons, Inc., incorporated herein by reference to Exhibit 10.76, to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.77 Purchase Agreement between White Broadcasting Corporation and Tropic of Key West, Inc., dated June 17, 1994, incorporated herein by reference to Exhibit 10.77 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.78 Form of Escrow Agreement among White Broadcasting, Inc., Partech Communications Group, Inc. and Mark T. Jorgenson d/b/a/ Jorgenson Broadcast Brokerage, incorporated herein by reference to
            Exhibit 10.78 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.79 Form of Non-Compete Agreement between White Broadcasting, Inc. and Tropic of Key West, Inc., incorporated herein by reference to Exhibit 10.79 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.80 Agreement between John E. Rayl, Partech Holdings Corporation and Partech Communications Group, Inc., as to the replacement of pledged shares that may be foreclosed upon in accordance with Unit Note pursuant to the $600,000 Convertible Securities Offering, dated May 31, 1994, incorporated herein by reference to Exhibit 10.80 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.81 Partech Communications Group, Inc. Pledge Agreement between Partech Communications Group, Inc. and the Investor and Kelly Drye & Warren, the Investor's Representative, dated June 15, 1994, incorporated herein by reference to Exhibit 10.81 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit 10.82 Pledge Agreement between John E. Rayl and the Investor and Kelly Drye & Warren, the Investor's Representative, dated June 15, 1994, incorporated herein by reference to Exhibit 10.82 to Form 10-K, filed July 19, 1994, Commission file No. 014361.

Exhibit     10.83 Purchase and Sale Agreement  between PCG of the Golden Strand,
            Inc. and  Funder's   Trust   1992-A,   dated   December  29,  1994,
            incorporated herein by reference to Exhibit 10.83 to Form 10-K, filed November 3, 1995, Commission file No. 014361.

Exhibit 10.84 Stock Exchange Agreement between Kenneth A. Welt, Trustee of Florida West Airlines, Inc. and Tradewinds Acquisition Corporation, dated November 29, 1995, incorporated herein by reference to
            Exhibit 10.84 to Form 10-Q, filed December 14, 1995, Commission file No. 014361.

Exhibit 10.85 Administrative Services Agreement between Partech Holdings Corporation and Tradewinds Acquisition Corporation, dated March 22, 1995, incorporated herein by reference to Exhibit 10.85 to Form 10-Q, filed December 14, 1995, Commission file No. 014361.

Exhibit 10.86 Administrative Services Agreement Extension between Partech Holdings Corporation (n.k.a. Tropic Communications, Inc.) and
            Tradewinds Acquisition   Corporation,   dated   August   1,   1995,
            incorporated herein by reference to Exhibit 10.86 to Form 10-Q, filed December 14, 1995, Commission file 014361.

Exhibit 10.87 Stock Exchange Agreement between The Flood Group, incorporated, Shareholders of The Flood Group, incorporated and Technology Acquisitions Corporation, dated May 21, 1996, filed herewith as Exhibit 10.87.

Exhibit 10.88 Stock Registration Agreement between The Flood Group, incorporated, Technology Acquisitions Corporation, certain Shareholders of Technology Acquisitions Corporation and Tropic Communications, Inc., dated May 21, 1996, filed herewith as Exhibit 10.88.

Exhibit 10.89 Stock Exchange Agreement between ICCS, Inc., PCK Enterprises, Inc., Shareholders of ICCS, Inc. and PCK Enterprises, Inc. and Technology Acquisitions Corporation, dated May 22, 1996, filed herewith as Exhibit 10.89.

Exhibit 10.90 Stock Registration Agreement between ICCS, Inc., ICCS Solutions, Inc., certain Shareholders of ICCS Solutions, Inc. and Tropic Communications, Inc., dated May 22, 1996, filed herewith as
            Exhibit 10.90.

Exhibit 10.91 Stock Exchange Agreement between R.A. Logistics, Inc., Angel Munoz, Ronald Vimo and Scott Villanueva and Tropic Communications, Inc. dated Spetember 2, 1997, incorporated herein by reference to
            Exhibit 10.91 to Form 8-K, filed October 3, 1997, Commission file No. 014361.

Exhibit 10.92 Employment Agreement dated September 2, 1997 by and between Angel Munoz and Tropic Communications, Inc., incorporated herein by reference to Exhibit 10.92 to Form 8-K, filed October 3, 1997, Commission file No. 014361.

Exhibit 10.93 Employment Agreement dated September 2, 1997 by and between Ronald Vimo and Tropic Communications, Inc., incorporated herein by reference to Exhibit 10.93 to Form 8-K, filed October 3, 1997, Commission file No. 014361.

Exhibit     10.94  Employment  Agreement  dated September 2, 1997 by and between
            Scott Villanueva and Tropic Communications, Inc., incorporated herein by reference to Exhibit 10.94 to Form 8-K, filed October 3, 1997, Commission file No. 014361.

Exhibit     11  Statement re:  computation of earnings per share.

Exhibit 20 Form of Proxy for 1993 Annual Meeting of Shareholders, incorporated herein by reference to Exhibit 20 to Schedule 14A, Preliminary Proxy Statement, filed November 9, 1993, Commission file No. 014361.

Exhibit     20.1 Letter between Partech  Holdings  Corporation and M.S.  Farrell
            &  Company, Inc. dated  April  6,  1994,   incorporated  herein  by
            reference  to  Exhibit  20  to  Form  S-8,   filed  April  8,  1994,
            Commission file No. 014361.

Exhibit 20.2 Form of Proxy for Special Meeting to be held July 21, 1994, incorporated herein by reference to Exhibit 20.2 to Schedule 14A filed May 20, 1994, Commission file No. 014361.

Exhibit     21 Subsidiaries of the Company.

Exhibit     23.7 Consent of Hausser + Taylor incorporated herein by reference to
            Exhibit 23.7 to Form S-8, filed March 24, 1995, Commission file No. 014361.

Exhibit     23.8 Consent of Hausser + Taylor incorporated herein by reference to
            Exhibit 23.8 to Form S-8, filed June 12, 1995, Commission file No. 014361.

Exhibit     23.9 Consent of Hausser + Taylor incorporated herein by reference to
            Exhibit 23.9 to Form S-8, filed September 8, 1995, Commission file No. 014361.

Exhibit 23.10 Consent of Hausser + Taylor incorporated herein by reference to Exhibit 23.10 to Form S-8, filed January 26, 1996, Commission file No. 014361.

Exhibit 23.11 Consent of Hausser + Taylor incorporated herein by reference to Exhibit 23.11 to Form S-8, filed March 20, 1996, Commission file No. 014361.

Exhibit 23.12 Consent of Hausser + Taylor incorporated herein by reference to Exhibit 23.12 to Form S-8, filed May 17, 1996, Commission file No. 014361.

Exhibit 99 Board of Directors resolutions for reverse stock split, dated April 21, 1994, incorporated herein by reference to Exhibit 99 to
            Schedule 14A filed May 20, 1994, Commission file No. 014361.

Exhibit 99.3 onsulting Agreement with Firestar Holdings, Ltd. dated May 2, 1995 incorporated herein by reference to Exhibit 99.3 to Form S-8, filed June 12, 1995, Commission file No. 014361.

Exhibit 99.4 Option Agreement with Firestar Holdings, Ltd. dated May 2, 1995 incorporated herein by reference to Exhibit 99.4 to Form S-8, filed June 12, 1995, Commission file No. 014361.

Exhibit 99.5 Consulting Agreement with Toukan, Haring & Co. dated May 2, 1995 incorporated herein by reference to Exhibit 99.5 to Form S-8, filed June 12, 1995, Commission file No. 014361.

Exhibit 99.6 Option Agreement with Toukan, Haring & Co. dated May 2, 1995 incorporated herein by reference to Exhibit 99.6 to Form S-8, filed June 12, 1995, Commission file No. 014361.

Exhibit     99.7 Consulting   Agreement  with  Firestar  Holdings,   Ltd.  dated
            September 6, 1995 incorporated herein by reference to Exhibit 99.7 to Form S-8, filed September 8, 1995, Commission file No. 014361.

Exhibit 99.8 Option Agreement with Firestar Holdings, Ltd. dated September 6, 1995 incorporated herein by reference to Exhibit 99.8 to Form S-8, filed September 8, 1995, Commission file No. 014361.

Exhibit 99.9 Consulting Agreement with Wolfe Axelrod Associates dated January 1, 1994, incorporated herein by reference to Exhibit 99.9 to Form S-8 filed January 26, 1996, Commission file No. 014361.

Exhibit 99.10 Consulting Agreement with James A. Haring dated January 24, 1996, incorporated herein by reference to Exhibit 99.10 to Form S-8 filed January 24, 1996, Commission file No. 014361.

Exhibit 99.11 Option Agreement with James A. Haring dated January 24, 1996, incorporated herein by reference to Exhibit 99.11 to Form S-8 filed January 24, 1996, Commission file No. 014361.

Exhibit 99.12 Radio Marketing Agreement with Corporate Network, Inc. dated March 13, 1996, incorporated herein by reference to Exhibit 99.12 to Form S-8 filed March 20, 1996, Commission file No. 014361.

Exhibit 99.13 Stock Subscription Agreement with Corporate Network, Inc. dated March 18, 1996, incorporated herein by reference to Exhibit
            99.13 to Form S-8 filed March 20, 1996, Commission file No. 014361.

Exhibit 99.14 Services Agreement with Charles A. Koenig dated May 16, 1996, incorporated herein by reference to Exhibit 99.14 to Form S-8 filed May 17, 1996, Commission file No. 014361.

Exhibit 99.15 Option Agreement with Charles A. Koenig dated May 16, 1996, incorporated herein by reference to Exhibit 99.15 to Form S-8 filed May 17, 1996, Commission file No. 014361.

Exhibit 21.   Subsidiaries of the Company



            Administrative Consultants, Inc. (a wholly-owned subsidiary of the Company)
            LCC Equipment Corporation (a wholly-owned subsidiary of the Company) LCC Leasing International, Inc. (a wholly-owned subsidiary of Leeward Capital Corporation)
            LCC Investments, Inc. (a wholly-owned subsidiary of Leeward Capital Corporation)
            LCC Asset Management Corporation (a wholly-owned subsidiary of the Company)
            Partech Communications Group, Inc. (a wholly-owned subsidiary of the Company)
            PCG of Florida, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            PCG of the Florida Keys, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic of North Carolina, Inc. (f.k.a. PCG of the Golden Strand, Inc., a wholly-owned subsidiary of Partech Communications Group, Inc.)
            GS Services, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            PCG of Tallahassee, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic Broadcasting, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic Broadcasting of Brunswick, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic of Key West, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic Broadcasting of North Florida, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic of St. Simons, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Phoenix Wrecking International, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic Broadcasting of Waycross, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Tropic of Tallahassee, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            Par Comm Consultants, Inc. (a wholly-owned subsidiary of Partech Communications Group, Inc.)
            ICCS Solutions, Inc. (a wholly-owned subsidiary of the Company) Thorndine, Ltd. (an inactive United Kingdom company and wholly-owned subsidiary of LCC Leasing International, Inc.)