Form 10-Q
period 1997-07-31
TROPIC COMMUNICATIONS INC
filed 1997-10-06
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934



For the fiscal quarter ended July 31, 1997        Commission file number 0-14361


                         TROPIC COMMUNICATIONS, INC.
             (Exact Name of Company as Specified in Its Charter)



            Delaware                                      31-1166419
(State or other jurisdiction of                  (I. R. S.Employer I. D. Number)
   incorporationor organization)



      3021 Bethel Road, Suite 208, Columbus, Ohio              43220
        (Address of principal executive offices)             (Zip Code)


       Company's telephone number, including area code: (614) 538-0660






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


The Company has 33,239,166 shares of $0.15 par value common stock outstanding as of September 30, 1997.


                         TROPIC COMMUNICATIONS, INC.

                                  FORM 10-Q
                     For the Quarter Ended July 31, 1997


                                    INDEX


                        Part I: Financial Information


                                                                       Page
Item 1. Financial Statements

        (a) Consolidated Balance Sheets as of July 31, 1997
                and April 30, 1997                                        3

        (b) Statement of Consolidated Operations for the Three
              Months Ended July 31, 1997 and 1996                         4

        (c) Statement of Consolidated Cash Flow for the Three
              Months Ended July 31, 1997 and 1996                         5

        (d) Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11


                          Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibit Index and Reports on Form 8-K                           12

       Signatures                                                        17



                                    PART I
Item 1.  Financial Statements
                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets


                                                         July 31,    April 30,
                                                           1997        1997
Assets:
Cash                                                  $     1,519  $      2,068
Deposits and accounts receivable (net of
  allowance for doubtful accounts of $2,005
  and $5,532, respectively)                                 16,827       25,396
Investment in leased equipment                          13,500,220            -
Equipment notes and accrued interest receivable                  -      198,700
Leased property under capital lease, at
  cost (net of accumulated amortization of
  $41,711 and $3,567,799, respectively)                    262,466      270,915
Property and equipment, at cost (net of
  accumulated depreciation of $364,620 and
  $363,686, respectively)                                   65,735       65,859
Cost in excess of net assets acquired (net of
  accumulated amortization of $55,180 and
  $50,552,respectively)                                    137,327      141,955
Investment in unconsolidated affiliates                        903          903
Broadcast rights                                            35,661       46,449
Other assets                                                14,398       17,498
                                                      ------------ ------------
      Total Assets                                    $ 14,035,056 $    769,743
                                                      ============ ============

Liabilities:
Accounts payable and accrued expenses                 $    300,977 $    281,821
Note and accrued interest payable - related
  party                                                    332,268      315,440
Notes and accrued interest payable                         607,253      592,799
Note and accrued interest payable - leased
  equipment investment                                  14,106,258            -
Broadcast rights                                            35,661       46,449
Capital lease obligations and accrued
  interest payable                                               -      198,700
Accrued officer compensation and
  interest payable                                         156,315      147,240
Unearned income                                              1,366        1,766
                                                      ------------ ------------
Total Liabilities                                       15,540,098    1,584,215
                                                      ------------ ------------

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 1,000,000
  shares authorized, none issued and outstanding                 -            -
Common stock, $0.15 par value, 50,000,000 shares
  authorized, 3,711,566 and 3,254,566 shares
  issued, respectively)                                    556,735      556,735
Paid in capital                                          9,007,109    9,007,109
Retained deficit                                       (11,057,298) (10,366,728)
                                                      ------------ ------------
                                                        (1,493,454)    (802,884)
      Treasury stock, at cost, 2,400 shares                (11,588)     (11,588)
                                                      ------------ ------------
      Total Shareholders' Equity (Deficit)              (1,505,042)    (814,472)
                                                      ------------ ------------
      Total Liabilities and Shareholders'             $ 14,035,056 $    769,743
        Equity (Deficit)                              ============ ============

  The accompanying notes are an integral part of these financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Operations

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                           1997        1996

Revenues:
Rental income                                         $          - $      2,448
Commissions, fees, advertising
  and other income                                         131,420      878,037
Interest income                                              2,839      350,888
                                                      ------------ ------------
      Total Revenues                                       134,259    1,231,373
                                                      ------------ ------------

Cost and Expenses:
Marketing, administration and other
  operating expenses                                       168,860      272,993
Advisory services                                                -       50,250
Interest expense - related party                            13,306       18,327
Interest expense                                           625,552      364,369
Depreciation and amortization of equipment                   9,383       12,515
Amortization of cost in excess of net
  assets acquired and other intangible assets                7,728       57,628
                                                      ------------ ------------
      Total Costs and Expenses                             824,829      776,082
                                                      ------------ ------------
Net Income (Loss)                                     $   (690,570)$    455,291
                                                      ============ ============
Primary Net Loss Per Share                            $      (0.19)$       0.13
                                                      ============ ============
Fully Diluted Net Loss Per Share                      $      (0.19)$       0.13
                                                     ============= ============
Average Number of  Common and
  Common Equivalent Shares:
    Primary                                              3,709,166    3,406,340
    Fully diluted                                        3,709,166    3,406,340








  The accompanying notes are an integral part of these financial statements.


                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows
                    Increase in Cash and Cash Equivalents

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                            1997        1996

Cash Flows From Operating Activities:
   Rental receipts                                    $          - $      2,448
   Commissions, fees and other receipts                     98,242       46,801
   Marketing, administrative and other
     operating payments                                    (98,524)    (301,298)
   Interest receipts                                             -        2,929
   Interest payments                                        (1,284)      (2,397)
                                                      ------------ ------------
     Net Cash Used For Operating
        Activities                                          (1,566)    (251,517)
                                                      ------------ ------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                         (810)        (485)
   Investment in unconsolidated subsidiaries                     -         (300)
                                                      ------------ ------------
     Net Cash Used For Investing Activities                   (810)        (785)
                                                      ------------ ------------
Cash Flows From Financing Activities:
   Proceeds from related party loans                         2,515            -
   Proceeds from issuance of stock                               -      375,250
   Principal payments under other borrowings                     -      (21,500)
   Principal payments under officer loans                        -      (11,500)
   Principal payments under capital lease
     obligations and other financing                          (688)      (1,658)
                                                      ------------ ------------
     Net Cash Provided By Financing
        Activities                                           1,827      340,592
                                                      ------------ ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                           (549)      88,290

Cash and Cash Equivalents at
   Beginning of Period                                       2,068       14,021
                                                      ------------ ------------
Cash and Cash Equivalents at
   End of Period                                      $      1,519 $    102,311
                                                      ============ ============
                                      .



  The accompanying notes are an integral part of these financial statements.



                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows

                        Reconciliation of Net Loss to
                    Net Cash Used For Operating Activities


                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                           1997        1996


Net income (loss)                                     $  (690,570) $    455,291
                                                      ------------ ------------
Adjustment to reconcile net income (loss) to
  net cash used for operating activities:
Expenses and revenues not affecting operating
  cash flows:
   Depreciation and amortization of
     equipment and intangible assets                        17,111       70,143
   Leasing interest income                                  (2,839)    (350,110)
     Leasing interest expense                                2,839      350,110
   Fee income recognized from stock retained
     in unconsolidated affiliates                                -     (800,000)
Changes in assets and liabilities:
   Accrued interest income                                  (3,562)       2,151
   Accrued interest expense                                 28,698       30,189
   Note, accounts and commissions
     receivable                                             12,131        6,587
   Other assets                                                  -       (8,470)
   Note and accounts payable, and
     accrued expenses                                      635,026       (7,408)
   Other                                                      (400)           -
                                                      ------------ ------------
        Total Adjustments                                  689,004     (706,808)
                                                      ------------ ------------
Net Cash Used for Operating Activities                $     (1,566)$   (251,517)
                                                      ============ ============


                      Supplemental Cash Flow Information

   Investment in Finance Assets. The Company acquires leases of equipment and leases receivable partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee. During the three months ended July 31, 1997 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $3,518,537 and accumulated amortization by an equivalent amount. There were no acquisitions or disposals of equipment lease portfolio assets in the three months ended July 31, 1997.

   On May 1, 1997 the Company acquired an interest in a leased paper processing plant for $13,500,220 and issued a secured promissory note for 100% of the purchase price of the investment (see Note 3).




         See accompanying notes to consolidated financial statements.

                 TROPIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. Consolidated Financial Statements

   The consolidated balance sheet as of July 31, 1997, the statement of consolidated operations for the three months ended July 31, 1997, and the statement of consolidated cash flows for the three months ended July 31, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997, and for all periods presented, have been made.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1997 and 1996, annual Report to the Securities and Exchange Commission on Form 10-K.

   Certain information and footnote disclosure contained in these financial statements that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.

2. Advertising Revenue and Barter Transactions

   During the three months ended July 31, 1997 and 1996 the Company recognized $81,419 and $77,357 of advertising revenue, respectively, which is included in commissions, fees, advertising and other income. Such advertising revenue included $41,842and $38,092 of barter transaction revenue in 1997 and 1996, respectively. Also, the Company recognized $41,842 and $38,092 of barter transaction expense, respectively, which is included in marketing, administrative and other operating expenses. The amount of goods and services which were received or used prior to the transmission of advertising was insignificant as of the balance sheet date.

3. Investment in Leased Equipment and Notes Payable

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

4. Subsequent Events

   On September 18, 1997, the Company issued 26,400,000 shares of its restricted $.15 par value common stock in exchange for 100% of the issued and outstanding capital stock of R.A. Logistics, Inc., a Delaware corporation ("RALI" and the "RALI Acquisition"). RALI is a newly formed holding company owning 100% of the issued and outstanding capital stock of two subsidiary corporations, B. Airways, Inc. and B. Airways Air Cargo, Inc. both Florida corporations ("BAACI" and "BAI", respectively). The consolidated net assets of RALI as of the date of closing were approximately $279,500, unaudited. BAACI is a newly formed corporation organized to operate as an air freight consolidator by Messrs Angel Munoz and Ronald Vimo. BAACI provides air cargo consolidation services operating from a shared warehouse facility located at the Miami International Airport. BAACI consolidates air cargo for shipment via a Boeing 747-200 via approximately 4 round trips weekly between Miami International Airport and Central and South America. The BAACI aircraft is provided at a rate of $4,750 per operating hour plus fuel. Operating since September 2, 1997, BAACI had booked approximately $1,708,700 in gross revenue through September 30, 1997. BAI is a non-operating company having an application pending with the U.S. Department of Transportation and the Federal Aviation Authority for operation as a Part 135 all cargo air carrier. In addition, BAI has a $10,000 deposit on a purchase for a DC-3 aircraft which BAI anticipates will be operated within the Caribbean Basin.

   The Company anticipates that it will account for the acquisition based upon the historic costs of the assets and liabilities of both the Company and RALI. The following unaudited financial forecast summarizes a forecasted consolidated condensed balance sheet, statement of operations and earnings per share for the year ending September 18, 1998 (one year from the stock exchange date). The results do not purport to be indicative of what will occur in the future.

                      Forecasted Condensed Balance Sheet

           Assets                                      $     3,375,000
                                                       ===============

           Liabilities                                 $     2,000,000
           Shareholders' Equity                              1,375,000
                                                       ---------------

           Total Liabilities and
             Shareholders' Equity                      $     3,375,000
                                                       ===============

                 Forecasted Condensed Statement of Operations

           Net Sales                                   $    20,400,000
                                                       ===============
           Net Income                                  $       600,000
                                                       ===============
           Net Income per Common Share:
             Primary                                   $          0.02
                                                       ===============
             Fully Diluted                             $          0.02
                                                       ===============

   The forecast assumes that the Company's debt is retired through either the issuance of shares of the Company's equity securities or disposition of assets. Therefore, continuing operations will be that of RALI's air cargo consolidation and cargo air carrier services. The forecast is limited in scope to a projection based upon the results of current operations which encompasses service being limited to the use of the one Boeing 747-200 aircraft. The forecast does not include an estimate of the revenue or expense which may be earned or incurred as additional aircraft and routes are added nor does the forecast include an estimate for the revenue or expense which may be incurred from the start of business by B. Airways, Inc. as an operating all cargo air carrier.

   Amendment to Articles of Incorporation and By-Laws.

   On September 19, 1997, by an action by a majority of the shareholders of the Company, the shareholders approved amending the Company's Articles of
Incorporation: (i) to change the par value of the Company's common stock from fifteen cents per share to ninety cents per share; and (ii) to comport to the non-U.S. citizen ownership and management requirements of the Federal aviation laws. This amendment has not been finalized. Also, the Board of Directors approved an amendment to the Company's By-Laws: (i) to change the beginning of the Company's fiscal year from May 1 to January 1 of each calendar year; and,
(ii) to change the time for the Company's annual meeting of shareholder's from last Thursday of October to the last Thursday of June of each calendar year.

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

Repayment of Notes.

   Subsequent to the date of closing on the RALI Acquisition the Company entered into various agreements for the repayment of various of the Company's obligations. On September 19, 1997 the Company entered into an agreement with CCJ Consultants, Inc. ("CCJ"), a related party, for the liquidation of the Company's obligations to CCJ under its promissory note and warrants to CCJ dated August 4, 1994 by the transfer to CCJ of all of the issued and outstanding capital stock of a wholly-owned subsidiary of the Company. Also, on September 19, 1997 the Company entered into an agreement with Mr. John E. Rayl a shareholder, director and the Treasurer of the Company (and also an officer of CCJ) for the issuance of 900,000 shares of the Company's fifteen cent par value common stock in liquidation of the Company's obligations to Mr. Rayl under its promissory note to him dated September 15, 1994. The Company also entered into an agreement with Firestar Holdings, Ltd. for the partial liquidation of all of the Company's obligations to Firestar for the issuance of 190,000 shares of the Company's fifteen cent par value common stock which was valued at $19,000. On September 23, 1997, the Company entered into an agreement with Firestar Holdings, Ltd. to complete the liquidation of the Company's obligations for the issuance of 2,040,000 shares of the Company's fifteen cent par value common stock.

   Subscriptions to Common Stock.

   In order to provide for sufficient working capital to complete the RALI Acquisition, in August, 1997 the Company entered into agreements with three investment companies for their purchase of up to 4,800,000 restricted shares of the Company's $0.15 cent par value common stock at a price of ten cents ($0.10) per share for a total aggregate investment of $480,000 plus an agreement for payment of certain of the Company's obligations and contingent obligations in the maximum aggregate amount of approximately $680,000 as of July 31, 1997. At the time of the agreements the bid price of the Company's $0.15 par value common stock, as quoted on the OTC Bulletin Board, was thirty-one ($0.31) cents per share.

5. Related Party Transactions

   As part of the RALI Acquisition, the Company also entered into Employment Agreements effective September 2, 1997 with Angel Munoz, Ronald Vimo and Scott Villanueva to serve as the Company's President, Vice-President and Secretary respectively. In addition, these individuals have replaced three of the Company's resigning members on its Board of Directors. Each of the Employment Agreements are similar in terms and conditions, providing for, among other things, for a term of five years, an annual base compensation of $175,000, $175,000 and $85,000 respectively, for annual incentive compensation in an aggregate  amount  (including base  compensation)  of 1% of  consolidated  gross revenues and for the payment of other ordinary employee benefits including medical, disability and life insurance and business and auto expense reimbursement.

6. Employee Stock Option Plans

   The following table sets forth: (1) the number of shares of the Company's common stock issuable at July 31, 1997 pursuant to outstanding Options; (2) the exercise price per share; (3) the aggregate exercise price: (4) the expiration dates; and (5) the market values of such shares at July 31, 1997, based on $0.50 per share, which is the average of the high and low ask and bid prices on the OTC Bulletin Board at July 31, 1997.

                             Number of
                             Shares                                     Market
                             Covered By  Exercise  Aggregate            Value at
                             Outstanding Price Per Exercise  Expiration July 31,
           Plan              Options     Share     Price     Dates      1997
---------------------------  ----------- --------- --------- ---------- --------

Incentive Stock Option Plan   30,000     $0.3125    $9,375   07/15/03   $15,000

Incentive Stock Option Plan   67,167     $0.3125   $20,990   01/06/05   $33,584


   All Options are currently exercisable. However, there were no Options exercised during the current period.


7. Earnings Per Share

   For the three months ended July 31, 1997 and 1996, primary and fully diluted earnings per share amounts, are computed based on 3,709,166 and 3,405,289 shares, the weighted average number of common shares outstanding. Included in the weighted average number of common shares outstanding at July 31, 1996 are 387,000 shares issued upon the exercise of stock options granted under consulting agreements. If these shares had been issued at the beginning of the period, primary and fully diluted income per share would have been $0.13.

   The employee stock options granted are not included in primary or fully diluted earnings per share for the three months ended July 31, 1997 due to their anti-dilutive effect and in 1996 since the dilutive effect is less than 3%.

8. Investment in Unconsolidated Affiliates

   In the first fiscal quarter of 1997, the Company was a party to two consulting agreements from which a portion of its compensation was received in shares of the common stock of the client company. The Company recognized $335,000 and $465,000 of income with respect to these two transactions based on the estimated fair market value of the shares received. During the fiscal quarter ended April 30, 1997, one of the companies ceased operations and the business prospects of the other have declined. In addition, as part of the RALI Acquisition the Company agreed to dispose of all of its obligations to and investment in these companies. Accordingly, in the quarter ended April 30, 1997, the Company wrote off all of the previously recorded income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The Company's substantial reductions in rental income, interest income, interest expense and depreciation and amortization expense for the first three months of fiscal 1998 compared to the same period of fiscal 1997 is a result of a reduction, through normally scheduled payoff, in the number of lease portfolios compared with the number of leases operative in the first nine months of the prior fiscal year. The Company has not undertaken any new equipment lease portfolio acquisitions in the first three months of 1998 or 1997. The change in revenues from commissions, fees, advertising and other income can be attributed to an increase of $800,000 for administrative and consulting fees recognized in connection with mergers (see Note 8 - Notes to Consolidated Financial Statements) consummated during the first fiscal quarter 1997. Marketing, administrative and other expenses decreased approximately 38% in the three months ended July 31, 1997 compared to the same period last year.

Liquidity and Capital Resources

   During the three months ended July 31, 1997, the Company incurred a loss of $690,570 which includes non-cash activity of $83,004 and approximately $606,000 in accrued interest expense related to leased equipment acquisition financing. The result is a cash loss from operations of $1,566 which was funded from income from operations, increases in accounts payable and additional unsecured short term borrowings. Events occurring subsequent to the end of the current fiscal quarter include the acquisition of R.A. Logistics, Inc., see Note 4 above and the completion of agreements for repayment or provision for the liquidation of most of the Company's current obligations. Future liquidity is anticipated to be funded from the operations of the Company's air freight consolidation business. From September 2, through September 24, 1997 the operation generated approximately $1,700,000 in gross operating revenue and netted approximately $130,000 of pre-tax operating income. The Company anticipates that it will require additional financing and additional capital resources to fund the growth and expansion of this business which will provided from revenues, bank and other forms of short term borrowings which may include account receivable factoring or other forms of secured debt financing and the sale of equity and/or debt securities from time to time.

   As part of the RALI Acquisition the Company acquired B. Airways, Inc. which it intends to qualify as an all cargo air carrier pursuant to the applicable federal laws and regulations. Upon qualification, this company will require additional capital resources in order to acquire operating aircraft, parts and equipment and to fund the pre-operating costs of adding operating aircraft including but not limited to the costs and expenses associated with air crew training and qualification, insurance, aircraft inspections and other costs. Theses costs are substantial and the Company anticipates that it will require additional capital resources which may be provided from secured debt financing and from the sale of equity and/or debt securities from time to time. The Company has no present commitments for such financing and there is no assurance that financing will become available or if available will be available to the Company on reasonably acceptable terms.


                                   PART II


                                                                       Page
Item 4. Submission of Matters to Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit 10.95   Stock PurchaseAgreement between Dana
                             Credit Corporation ("Seller") and
                             Duluth Master Trust ("Buyer") dated
                             May 1, 1997 filed herewith as Exhibit
                             10.95 to Form 10-Q filed October 3,
                             1997, Commission file No. 014361.

             Exhibit 10.96   Secured Recourse Note between Duluth
                             Master Trust and Duluth  Lease,  Inc.
                             ("Co-borrowers")  and  Aim  Financial
                             Corporation ("Lender")dated May 1,
                             1997 filed  herewith as Exhibit 10.96
                             to Form 10-Q filed October 3, 1997,
                             Commission file No.014361.

             Exhibit 11      Computation re:  computation of
                             earnings per share.                          13

        (b)  Reports on Form 8-K

             None



Item  6.

     (a) Exhibit 11.  Earnings Per Share:

     Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as it is the same as the computation of primary earnings per share.

     Primary Earnings Per Share:

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                            1997       1996

Weighted average number of common shares
  outstanding                                           3,709,166     3,406,340

Shares assumed to be issued upon exercising
  of stock purchase  rights in excess
  of 20% repurchase limitation                                  -             -
                                                      -----------  ------------

Average number of common and common
  equivalent shares                                     3,709,166     3,406,340
                                                      ===========  ============

Net income (loss)                                     $ (690,570)  $    455,291

Increase in interest income (net of tax)
  from assumed investment in certificates of
  deposit and decrease in interest expense
  (net of tax) from assumed of short-term
  debt  with  assumed  stock  purchase rights'
  proceeds  in  excess  of  20%  repurchase
  limitation                                                    -             -
                                                      -----------  ------------
     Adjusted net income (loss)                       $  (690,570) $    455,291
                                                      ===========  ============

     Net income (loss) per common share               $     (0.19) $       0.13
                                                      ===========  ============




   Fully Diluted Earnings Per Share:

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                            1997       1996

Weighted average number of common shares
  outstanding                                           3,709,166     3,406,340

Shares assumed to be issued upon exercising
  of stock purchase  rights in excess
  of 20% repurchase limitation                                  -             -
                                                      -----------  ------------

Average number of common and common
  equivalent shares                                     3,709,166     3,406,340
                                                      ===========  ============

Net income (loss)                                     $ (690,570)  $    455,291

Increase in interest income (net of tax)
  from assumed investment in certificates of
  deposit and decrease in interest expense
  (net of tax) from assumed of short-term
  debt  with  assumed  stock  purchase rights'
  proceeds  in  excess  of  20%  repurchase
  limitation                                                     -            -
                                                      ------------ ------------
     Adjusted net income (loss)                       $  (690,570) $    455,291
                                                      ===========  ============

     Net income (loss) per common share               $     (0.19) $       0.13
                                                      ===========  ============


   Primary Earnings Per Share (Additional):

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                            1997       1996

Weighted average number of common shares
  outstanding                                           3,709,166     3,406,340

Shares assumed to be issued upon exercising
  of stock purchase  rights in excess
  of 20% repurchase limitation                             31,876        66,940
                                                      -----------  ------------

Average number of common and common
  equivalent shares                                     3,741,042     3,473,280
                                                      ===========  ============

Net income (loss)                                     $ (690,570)  $    455,291

Increase in interest income (net of tax)
  from assumed investment in certificates of
  deposit and decrease in interest expense
  (net of tax) from assumed of short-term
  debt  with  assumed  stock  purchase rights'
  proceeds  in  excess  of  20%  repurchase
  limitation                                                    -             -
                                                      -----------  ------------
     Adjusted net income (loss)                       $  (690,570) $    455,291
                                                      ===========  ============

     Net income (loss) per common share               $     (0.18) $       0.13
                                                      ===========  ============



Fully Diluted Earnings Per Share (Additional):

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                            1997       1996

Weighted average number of common shares
  outstanding                                           3,709,166     3,406,340

Shares assumed to be issued upon exercising
  of stock purchase  rights in excess
  of 20% repurchase limitation                             36,562       122,707
                                                      -----------  ------------

Average number of common and common
  equivalent shares                                     3,745,728     3,529,047
                                                      ===========  ============

Net income (loss)                                     $ (690,570)  $    455,291

Increase in interest income (net of tax)
  from assumed investment in certificates of
  deposit and decrease in interest expense
  (net of tax) from assumed of short-term
  debt  with  assumed  stock  purchase rights'
  proceeds  in  excess  of  20%  repurchase
  limitation                                                    -             -
                                                      -----------  ------------
     Adjusted net income (loss)                       $  (690,570) $    455,291
                                                      ===========  ============

     Net income (loss) per common share               $     (0.19) $       0.13
                                                      ===========  ============


Notes regarding the calculation of primary and fully diluted earnings per share pursuant to Regulation S-K, CFR Section 229.601(b)(11):

   For the three months ended July 31, 1997 shares issuable under stock purchase rights are not are not included in primary or fully diluted earnings per share since the inclusion is anti-dilutive and in 1996 since the dilutive effect is less than 3%.

   Included in the weighted average number of common shares at July 31, 1996 are 387,000 shares issued pursuant to exercise of stock options granted under consulting agreements. If these shares had been issued at the beginning of the period, primary and fully-diluted earnings per share would have been $0.13.

   Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TROPIC COMMUNICATIONS, INC.
                                             (Registrant)


                                                 /s/ JOHN E. RAYL
Date:   October 3, 1997                      By:_____________________________
                                                JOHN E. RAYL
                                                Treasurer
                                                (Principal Financial Officer)