Form 10-Q
period 1997-10-31
TROPIC COMMUNICATIONS INC
filed 1997-12-16
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For the fiscal quarter ended OCTOBER 31, 1997    Commission file number 0-14361


                             TROPIC AIR CARGO, INC.
                      (f.k.a. Tropic Communications, Inc.)
               (Exact Name of Company as Specified in Its Charter)



                  Delaware                                  31-1166419
(State or other jurisdiction of incorporation or organization)      (I. R. S.
Employer I. D. Number)



      3021 Bethel Road, Suite 208, Columbus, Ohio              43220
           (Address of principal executive offices)          (Zip Code)


       Company's telephone number, including area code: (614) 538-0660






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


The Company has 5,579,361 shares of $0.90 par value common stock outstanding as of December 12, 1997.

                             TROPIC AIR CARGO, INC.
                      (f.k.a. Tropic Communications, Inc.)

                                    FORM 10-Q
                     For the Quarter Ended October 31, 1997


                                      INDEX


                          Part I: Financial Information


                                                                          Page
Item 1.
Financial Statements

   ( a ) Consolidated Balance Sheets as of October 31, 1997 and
           April 30, 1997                                                 3

   ( b ) Statement of Consolidated Operations for the Three Months
           Ended October 31, 1997 and 1996                                4

   ( c ) Statement of Consolidated Operations for the Six Months
           Ended October 31, 1997 and 1996                                5

   ( d ) Statement of Consolidated Cash Flow for the Six Months
           Ended October 31, 1997 and 1996                                6

   ( e ) Notes to Consolidated Financial Statements                       9

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11


                           Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             13

Item 6.  Exhibit Index and Reports on Form 8-K                           12

       Signatures                                                        14




                                     PART I
Item 1.  Financial Statements
         TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.)
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                          ASSETS
                                                        October 31,  April 30,
                                                           1997        1996

Current Assets:
Cash                                                   $    20,753  $     2,068
Deposits and accounts receivable (net of
  allowance for doubtful accounts of $ - 0 -
  and $2,500, respectively)                              4,379,016       25,396
Equipment notes and accrued interest receivable                  -      198,700
Broadcast rights                                                         46,449
Other current assets                                        10,500            -
                                                        ----------  ------------
      Total Current Assets                               4,410,267      272,613

Leased property under capital lease, at
  cost (net of accumulated amortization of
  $41,711 and $3,567,799, respectively)                          -      270,915

Property and equipment, at cost (net of
  accumulated depreciation of $364,620 and
  $363,686, respectively)                                    4,416       65,859


Cost in excess of net assets acquired (net of
  accumulated amortization of $55,180 and
  $50,552, respectively)                                 3,816,075      141,955


Other assets                                                   150       18,401
                                                       -----------  ------------
      Total Assets                                     $ 8,230,640  $   769,743
                                                       ===========  ============




















  The accompanying notes are an integral part of these financial statements.


         TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.)
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued



            LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        October 31,  April 30,
                                                           1997        1997

Current Liabilities:
Accounts payable and accrued expenses                  $ 4,136,248  $   281,821
Note and accrued interest payable - related
  party                                                                 315,440
Notes and accrued interest payable                         454,325      592,799
Note and accrued interest payable - leased
equipment investment
Broadcast rights                                                         46,449
Capital lease obligations and accrued
  interest payable                                               -     198,700
Accrued officer compensation and
   interest payable                                                     147,240
Other current liabilities                                    3,987       1,766
                                                       ----------- ------------
      Total Current Liabilities                          4,594,560    1,584,215
                                                       ----------- ------------

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 1,000,000
shares authorized, none issued and outstanding                   -            -
Common stock, $0.90 par value, 50,000,000 shares
   authorized, 5,579,761 and 542,427 shares              5,021,785      556,735
   issued, respectively)
Stock subscriptions                                        880,189            -
Paid in capital                                          5,976,195    9,007,109
Retained deficit                                        (7,350,312) (10,366,728)
                                                       -----------  ------------
                                                         4,527,857     (802,884)
      Treasury stock, at cost, 2,400 shares                (11,588)     (11,588)
      Subscriptions receivable                            (880,189)           -
                                                       -----------  ------------
      Total Shareholders' Equity (Deficit)               3,636,080     (814,472)
                                                       -----------  ------------
      Total Liabilities and Shareholders'
       Equity (Deficit)                                $ 8,230,640  $   769,743
                                                       ===========  ============















  The accompanying notes are an integral part of these financial statements.


         TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.)
                                AND SUBSIDIARIES

                      Statement of Consolidated Operations

                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                          1997         1996

Revenues:
Freight revenues                                       $ 4,698,574  $         -
Cost of freight operations                               4,204,186            -
                                                       -----------  ------------
      Gross profit - freight operations                    494,388            -

Cost and Expenses:
Marketing, administration and other                        272,811            -
operating expenses
Depreciation and amortization of equipment                      83            -
Amortization of cost in excess of net
assets acquired and other intangible assets                 42,878            -
                                                       -----------  ------------
      Total Costs and Expenses                             315,772            -
                                                       -----------  ------------
Income (loss) from continuing operations
     before provision for income taxes                     178,616            -

     Provision for income taxes                             53,600            -
                                                       -----------  ------------
Income (loss) from continuing operations                   125,016            -

Discontinued operations (see Note  )
      Income (loss) from operation of
        discontinued business segments                    (751,749)    (320,770)

      (Loss)gain on disposal of business
        segments                                         1,832,905            -
                                                       -----------  ------------
      Income (loss) from discontinued                    1,081,156     (320,770)
      operations
                                                       -----------  ------------

Net Income (Loss)                                      $ 1,206,172  $  (320,770)
                                                       ===========  ============
Primary Net Income (Loss) Per Share:
  Income (loss) from continuing
    operations                                         $      0.04  $     (0.00)
  Income (loss) from discontinued
    operations                                                0.32        (0.52)
                                                       -----------  ------------
Primary Net Income (Loss) Per Share                    $      0.36  $     (0.52)
                                                       ===========  ============
Fully Diluted Net Income (Loss) Per Share:
  Income (loss) from continuing
    operations                                         $      0.04  $     (0.00)
  Income (loss) from discontinued
    operations                                                0.32        (0.52)
                                                       -----------  ------------
Fully Diluted Net Income (Loss) Per Share              $      0.36  $     (0.52)
                                                       ===========  ============
Average Number of  Common and
  Common Equivalent Shares:
    Primary                                              3,362,963      613,579
    Fully diluted                                        3,362,963      613,579



  The accompanying notes are an integral part of these financial statements.



         TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.)
                                AND SUBSIDIARIES

                      Statement of Consolidated Operations

                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                           1997        1996

Revenues:
Freight revenues                                       $ 4,698,574  $         -
Cost of freight operations                               4,204,186
                                                       -----------  ------------
      Gross profit - freight operations                    494,388            -

Cost and Expenses:
Marketing, administration and other
  operating expenses                                       272,811            -
Depreciation and amortization of equipment                      83            -
Amortization of cost in excess of net
  assets acquired and other intangible assets               42,878            -
                                                       -----------  ------------
      Total Costs and Expenses                             315,772            -
                                                       -----------  ------------
Income (loss) from continuing operations
  before provision for income taxes                        178,616      134,521

     Provision for income taxes                             53,600            -
                                                       -----------  ------------
Income (loss) from continuing operations                   125,016      134,521

Discontinued operations (see Note  )
  Income (loss) from operation of
    discontinued business segments                      (1,442,318)     134,521

 (Loss)gain on disposal of business
    segments                                             1,832,905            -
                                                       -----------  ------------
      Income (loss) from discontinued
        operations                                         390,587      134,521
                                                       -----------  ------------
Net Income (Loss)                                      $   515,602  $   134,521
                                                       ===========  ============
Primary Net Income (Loss) Per Share:
  Income (loss) from continuing
    operations                                         $      0.06  $      0.00
  Income (loss) from discontinued
    operations                                                0.20         0.23
                                                       -----------  ------------
Primary Net Income (Loss) Per Share                    $      0.26  $      0.23
                                                       ===========  ============
Fully Diluted Net Income (Loss) Per Share:
  Income (loss) from continuing
    operations                                         $      0.06  $      0.00
  Income (loss) from discontinued
    operations                                                0.20         0.23
                                                       -----------  ------------
Fully Diluted Net Income (Loss) Per Share              $      0.26  $      0.23
                                                       ===========  ============
Average Number of  Common and
  Common Equivalent Shares:
    Primary                                              1,990,579      587,316
    Fully diluted                                        1,990,579      587,316

  The accompanying notes are an integral part of these financial statements.


         TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.)
                                AND SUBSIDIARIES

                      Statement of Consolidated Cash Flows
                      Increase in Cash and Cash Equivalents

                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                           1997        1996

Cash Flows From Operating Activities:
   Freight receipts                                    $   319,558  $         -
   Commissions, fees and other receipts                          -      124,834
   Cost of freight operation and
     administrative expenses                              (386,645)           -
   Marketing, administrative and other
     operating payments                                          -     (508,347)
   Interest receipts                                             -        3,096
   Interest payments                                             -       (4,182)
                                                       -----------  ------------
     Net Cash Used For Operating
        Activities                                         (67,087)    (384,599)
                                                       -----------  ------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                       (4,228)      (3,008)
   Investment in unconsolidated subsidiaries                     -         (300)
                                                        ----------  ------------
     Net Cash Used For Investing Activities                 (4,228)      (3,308)
                                                        ----------  ------------
Cash Flows From Financing Activities:
   Proceeds from other borrowings                           90,000            -
   Proceeds from issuance of stock                               -      417,451
   Principal payments under other borrowings                     -      (21,500)
   Principal payments under officer loans                        -      (11,500)
   Principal payments under capital lease
     obligations and other financing                             -       (2,867)
                                                       -----------  ------------
     Net Cash Provided By Financing
        Activities                                          90,000      381,584
                                                       -----------  ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                         18,685       (6,323)

Cash and Cash Equivalents at
   Beginning of Period                                       2,068       14,021
                                                       -----------  ------------
Cash and Cash Equivalents at
   End of Period                                       $    20,753  $     7,698
                                                       ===========  ============










  The accompanying notes are an integral part of these financial statements.



         TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.)
                                AND SUBSIDIARIES

                      Statement of Consolidated Cash Flows

                          Reconciliation of Net Loss to
                     Net Cash Used For Operating Activities


                                                    Six Months Ended October 31,
                                                    ----------------------------
                                                           1997        1996

Net income (loss)                                      $   125,016  $   455,291
                                                       -----------  ------------
Adjustment to reconcile net loss to net cash
  used for operating activities:
Expenses and revenues not affecting
   operating cash flows:
   Depreciation and amortization of
     equipment and intangible assets                        42,961       70,143
   Leasing interest income                                       -     (350,110)
   Leasing interest expense                                      -      350,110
   Fee income recognized from stock
     retained in unconsolidated affiliates                       -     (800,000)
Changes in assets and liabilities:
   Accrued interest income                                       -        2,151
   Accrued interest expense                                      -       30,189
   Note, accounts and commissions
     receivable                                         (4,379,016)       6,587
   Other assets                                            (10,650)      (8,470)
   Note and accounts payable, and
     accrued expenses                                    4,150,615       (7,408)
   Other                                                     3,987            -
                                                       -----------  ------------
        Total Adjustments                                 (192,103)    (706,808)
                                                       -----------  ------------
Net Cash Used for Operating Activities                 $   (67,087) $  (251,517)
                                                       ===========  ============


                       Supplemental Cash Flow Information

   Investment in Finance Assets. The Company acquires leases of equipment and leases receivable partially by assuming existing financing. Also, the Company may sell or dispose of such assets with a commensurate transfer of any related financing to the transferee. During the six months ended October 31, 1997 leasehold tenancy positions terminated which reduced the gross value of Leased Property Under Capital Lease by $3,518,537 and accumulated amortization by an equivalent amount.

   On May 1, 1997 the Company acquired an interest in a leased paper processing plant for $13,500,220 and issued a secured promissory note for 100% of the purchase price of the investment (see Note 3).





         See accompanying notes to consolidated financial statements.

                     TROPIC AIR CARGO, INC. AND SUBSIDIARIES

           Notes to the Unaudited Consolidated Financial Statements

Note 1.  Notes to Unaudited Consolidated Financial Statements

The consolidated balance sheet as of October 31, 1997, the statement of consolidated operations for the three months ended October 31, 1997, and the statement of  consolidated  cash flows for the three  months  ended  October 31,
1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997, and for all periods presented, have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's April 30, 1997 and 1996, annual Report to the Securities and Exchange Commission on Form 10-K and the unaudited consolidated financial statements and notes thereto included in the Company's July 31, 1997 quarterly Report to the Securities and Exchange Commission on Form 10-Q.

Certain information and footnote disclosure contained in these unaudited consolidated financial statements that are not historical facts are forward-looking statements as that term is defined in the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.

Note 2.  Acquisition of R. A. Logistics, Inc.

On September 18, 1997 the Company issued 4,400,000 shares of its restricted $.90 par value common stock in exchange for 100% of the issued and outstanding capital stock of R.A. Logistics, Inc., a Delaware corporation ("RALI" and the "RALI Acquisition"). The acquisition has been recorded at a value of $3,960,000 with $3,858,953 recognized in the accompanying unaudited consolidated financial statements as cost in excess of stated value with $42,878 recognized as amortization expense.

Note 3.  Discontinued Operations

During the current period the Company entered into agreements for the transfer of its nonperforming businesses in exchange for the repayment of certain of the Company's obligations and the assumption by the transferees of certain of the liabilities associated with these businesses. The dispositions included an agreement with CCJ Consultants, Inc. ("CCJ") for the liquidation of the Company's obligations to CCJ pursuant to the Company's promissory note and warrants issued to CCJ on August 4, 1994 in the unpaid amount of $63,903. The agreement with CCJ provided for the transfer to CCJ of all of the issued and outstanding capital stock of the Company's wholly-owned consulting company subsidiary. The dispositions also included an agreement with Funders Trust 1992-A ("Trust") for the liquidation of the Company's obligations to the Trust pursuant to the Company's promissory note and warrants issued to the Trust on September 15, 1994 in the unpaid amount of $193,667. The agreement with the Trust provided for the transfer to the Trust of all of the issued and outstanding capital stock of the Company's wholly-owned broadcast subsidiary. The accompanying unaudited consolidated financial statements for the three months ended October 31, 1997 include $751,749 in operating losses from discontinued operations and $1,832,905 in gain from the disposition of discontinued operations, respectively (representing the amount of liabilities over assets transferred).

Note 4.  Capital Stock

The Company amended its Articles of Incorporation effective October 6, 1997 which provided for the increase in the par value of the Company's common stock from $.15 per share to $.90 per share (a one-for-six reverse stock split). The Company has entered into stock subscription agreements with three private investment companies which provide for the issuance of an aggregate of 800,000 shares of the Company's $.90 par value common stock in exchange for an aggregate investment of approximately $880,000 which has been recorded as stock subscriptions receivable in the accompanying unaudited consolidated financial statements.

The Company entered into an agreement with Firestar Holdings, Ltd. ("Firestar") for the partial liquidation of all of the Company's obligations to Firestar whereby Firestar loaned the Company an additional $153,000 and repaid Firestar with the issuance of 371,666 shares of the Company's ninety cent par value common stock in liquidation of all of the Company's obligations to Firestar. Also, the Company entered into an agreement with Mr. John E. Rayl a shareholder, director and an officer of the Company (and also an officer of CCJ) for the issuance of 150,000 shares of the Company's ninety cent par value common stock in liquidation of the Company's obligations to Mr. Rayl pursuant to the Company's promissory note and warrants issued to him on September 15, 1994 in the unpaid amount of $88,726.

Note 5.  Earnings Per Share

   For the three and six months ended October 31, 1997, primary and fully diluted earnings per share amounts, are computed based on 2,980,355 and 1,799,274 shares, the weighted average number of common shares outstanding. Included in the weighted average number of common shares outstanding at October 31, 1997 are 4,400,000 shares issued to acquire R. A. Logistics, Inc., 545,167 shares issued to liquidate obligations and 16,000 shares issued as compensation to outside directors. In addition, the weighted average number of common shares outstanding included 800,000 shares subscribed to by private investment companies. If these shares had been issued at the beginning of the periods, primary and fully diluted income per share would have been $0.19 and $0.08, respectively. The employee stock options granted are not included in primary or fully diluted earnings per share for the three and the six months ended October 31, 1997 since the dilutive effect is less than 3%.

   For the three and six months ended October 31, 1996, primary and fully diluted earnings per share amounts are computed based on 613,579 shares and 587,316 shares, respectively, the weighted average number of common shares outstanding. Stock purchases rights are not included in primary or fully diluted earnings per share for the three and six month periods ended October 31, 1996 since the dilutive effect is less than 3%.

   All per share information has been restated to reflect the effect of the 1 for 6 reverse stock split.

Item 2.  Management's Discussion and Analysis

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (1) the Company's ability to maintain recent profitability; (2) competitive practices in the industries in which the Company competes; (3) the Company's dependence on current management;
(4) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular; (5) general economic conditions; and, (6) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

Results of Operations

The following discussion relates to the combined results of operation of the Company for the six month period May 1, 1997 through October 31, 1997, compared to results of operation for the period May 1, 1996 through October 31, 1996. For the period the accompanying unaudited consolidated financial statements include as continuing operations the income and expenses related to RALI and the Company's air cargo services which are included for the period September 2, 1997 to October 31, 1997. All other business activities have been reported as income or loss from discontinued operations.

Six Months ended October 31, 1997 and 1996

Operating Revenue. Operating revenue for the three months ended October 31, 1997 consists of $4,698,574 earned by B. Airways Air Cargo, Inc.

Cost of Transportation. Cost of transportation represents approximately 89.5% of the Company's operating revenue. Cost of transportation includes $2,133,960 and $1,175,017 in aircraft and fuel costs respectively.

Gross Profit. Gross profit from air cargo services was 10.5% of operating revenue for the period ending October 31, 1997.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses from air cargo services was 5.8% of operating revenue for the period ending October 31, 1997.

Income or Loss from Discontinued Operations. As a part of the Company's RALI Acquisition, the Company agreed to dispose of its unrelated business activities and arranged with certain of its creditors to liquidate a substantial portion of its debt with the transfer of these activities to them. For the three months and the six months ended October 31, 1997 the Company recognized $751,749 and $1,442,318, respectively, in operating losses from discontinued operations and during the current period the Company recognized $1,832,905 in gain on the disposition of discontinued operations.

Liquidity and Capital Resources

During the six months ended October 31, 1997, net cash used by operating activities was $67,087. Cash used in investing activities was $4,228, which primarily consisted of capital expenditures.

* Working Capital Requirements. Cash needs of the Company are currently met by funds generated from the operations of B. Airways Air Cargo, Inc. ("BAACI") and credit extended by the BAACI's trade vendors. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results. To the extent the Company's long term working capital needs are not met from these sources, additional financing will be necessary. To meet additional capital requirements the Company may incur additional debt and/or issue debt or equity securities. There is no assurance that, in the event additional capital is required, the Company may be able to acquire such capital through the issuance of its debt or equity securities or if such capital becomes available that it will be available on acceptable terms and conditions.

* Management's Plans. During prior fiscal years, the Company incurred significant losses, primarily attributed to the Company's leasing and broadcast subsidiaries all of which have been disposed of. Presently, the Company's operations consisted solely of the operations of the Company's air cargo transportation operation, B. Airways Air Cargo, Inc., which was acquired effective September 2, 1997.

                                     PART II


                                                                          Page
Item 4. Submission of Matters to Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            None

        (b) Reports on Form 8-K

           The following reports on Form 8-K were filed during the fiscal quarter ended October 31, 1997:

           (1) Form 8-K dated September 18, 1997; and,
           (2) Form 8-K dated October 6, 1997.

   Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TROPIC AIR CARGO, INC.
                                            (Registrant)


                                                 /s/ JOHN E. RAYL
Date:   December 15, 1997                   By:_____________________________
                                               JOHN E. RAYL
                                               Treasurer
                                               (Principal Financial Officer)