Form 10-KT
period 1997-12-31
TROPIC AIR CARGO INC
filed 1998-04-27
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 1997
            to December 31, 1997                 Commission file number  0-14361


                             TROPIC AIR CARGO, INC.
                      (f.k.a. Tropic Communications, Inc.)
               (Exact Name of Company as Specified in Its Charter)

                 Delaware                                  31-1166419
(State or Other jurisdiction of incorporation     (I.R.S. Employer I.D. Number)
              or organization)

  7500 NW 25th Street, Suite 210, Miami, Florida                  33122
     (Address of principal executive offices)                    (Zip Code)

        Company's telephone number, including area code: (305) 639-2720

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

                          Common Stock, par value $0.90

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

     The   approximate   aggregate   market   value  of  voting  stock  held  by
  nonaffiliates of the Company was $571,900 as of March 31, 1998.

     The  Company  had  5,579,361   shares  of  $0.90  par  value  common  stock
  outstanding as of March 31, 1998.

                      Documents Incorporated by Reference:

                     1998 Notice of Annual Meeting, Part III



                             TROPIC AIR CARGO, INC.
                      (f.k.a. Tropic Communications, Inc.)
              1997 Form 10-K  Transition  Report  For the  Transition
                    Period May 1, 1997 to December 31, 1997

                                TABLE OF CONTENTS

                                                                        Page
   Part I

      Item 1.   Business                                                  3

      Item 2.   Properties                                                5

      Item 3.   Legal Proceedings                                         5

      Item 4.   Submission of Matters to a Vote of Security Holders       6

   Part II

      Item 5.   Market for the Company's Common Equity and
                   Related Stockholder Matters                            6

      Item 6.   Selected Financial Data                                   7

      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8

      Item 8.   Financial Statements and Supplemental Data                10

      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                      36

   Part III

      Item 10.  Directors and Executive Officers of the Company           36

      Item 11.  Executive Compensation                                    36

      Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management                                  36

      Item 13.  Certain Relationships and Related Transactions            36

   Part IV

      Item 14.  Exhibits, Financial Statements, Schedules and
                   Reports on Form 8-K                                    37

             Signatures                                                   39

             Index to Exhibits                                            40


                                     PART I

Item 1.  Business

   Tropic Air Cargo, Inc. ("Tropic") was incorporated in Delaware on March 25, 1985, and acts as a holding company, owning 100% of the outstanding
capital   stock  of   several   wholly-owned   subsidiaries.   Tropic  and  its
subsidiaries are referred to herein as the "Company." During the calendar year 1997 the Company acquired, in a transaction commonly known as a reverse merger, 100% of the outstanding capital stock of R.A. Logistics, Inc. and its wholly-owned subsidiaries, B. Airways, Inc. and B. Airways Air Cargo, Inc. In addition, the Company disposed of its other business operations. See Note 1, Notes to the Consolidated Financial Statements.

      Acquisition of R.A. Logistics, Inc.

   On September 18, 1997, the Company issued 4,400,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding capital stock of R.A. Logistics, Inc., a Delaware corporation ("RALI" and the "RALI Acquisition"). In addition, three members of the Company's Board of Directors have resigned, effective upon the closing of the RALI Acquisition, and have been replaced by the three shareholders of RALI. As part of the RALI Acquisition, the Company also entered into Employment Agreements, effective September 2, 1997, with Angel Munoz, Ronald Vimo and Scott Villanueva (the three shareholders of
RALI) to serve as the Company's President, Vice-President and Secretary, respectively.

   RALI is a holding company owning 100% of the issued and outstanding capital stock of two subsidiary corporations, B. Airways, Inc. and B. Airways Air Cargo, Inc. both Florida corporations ("BAI" and "BAACI", respectively). BAACI is a newly formed corporation organized to operate as an air freight consolidator operating from a shared warehouse facility located at the Miami International Airport. BAACI consolidates air cargo for shipment via a widebody aircraft on up to 4 round trips weekly between Miami International Airport and Latin America. During 1997 the BAACI aircraft was a Boeing 747-200 provided at a rate of $4,750 per operating hour plus fuel. Operating since September 2, 1997, BAACI had recorded approximately $8,631,800 in gross revenue through December 31, 1997.
BAI is a non-operating company having an application pending with the U.S. Department of Transportation and the Federal Aviation Authority for operation as a Part 135 all cargo air carrier. In addition, BAI has a $10,000 deposit for the purchase of a DC-3 aircraft which BAI anticipates will be operated within the Caribbean Basin.

      Air Cargo Operations

      The primary service offered by the Company to its customers is the delivery of time sensitive cargo to destinations in Latin America. The Company also markets northbound cargo transport from Latin American locations to Miami International Airport ("MIA"). The Company seeks to maintain scheduled service as well as ad hoc charter services.

      The Company's scheduled cargo services provide seamless transportation through its MIA hub linking North America through direct sales; Europe and Asia, through marketing agreements with third party companies; and Latin America and the Caribbean with freight forwarders, integrated carriers, passenger and cargo airlines and major shippers. The Company offers a range of services including scheduled cargo service, ad hoc charters, and logistics services such as warehousing and ground transportation coordination.

      The Company is currently utilizing one aircraft on two to three scheduled flights per week. The standard routing is Miami - Virocopos, Brazil - Asuncion, Paraguay - Santiago, Chile - Miami. Scheduled service is offered on a pre-booked, priority or space-available basis, with minimal restrictions for the size, shape or weight other than those required by the technical specifications of the particular aircraft being operated.

      In addition to scheduled service, the Company offers ad hoc charters in which a customer pays a fixed cost for the use of the entire aircraft for a particular flight and routing. Common charter destinations, at the present time include, but are not limited to Caracas, Venezuela and Bogota, Columbia.

      The Company maintains a routing schedule which can be modified based on the demands of the market at any given time. Freight rates are based on the freight commodity, weight or volume, destination, and market conditions. Freight is priced on a per kilogram basis and is adjusted for low weight, high volume freight according to industry standards. Shipments for transport are delivered to the Company's warehouse facility by customers. The Company provides warehousing, palletization, transportation to and from the aircraft and release at the final destination, and upon request, the Company can assist customers in arranging further ground transportation.

      Aircraft Availability

      The availability of aircraft is a material factor in the operation and profitability of the Company's air freight operations. Generally there are sufficient aircraft available to meet the Company's needs. The type of aircraft used and the rate paid for such aircraft may fluctuate based on seasonal demands of the industry. It is the Company's plan to secure capacity via the desired aircraft type on an annual basis. However there is no guarantee that long term capacity can be secured, due to capital requirements usually demanded by aircraft providers before entering into long term contracts. Notwithstanding, it is the Company's belief that there will be sufficient aircraft availability to continue operating for the foreseeable future, and that should the current aircraft no longer be available a substitute could be found without unreasonable difficulty or interruption of operations.

      Customers and Marketing

      The Company's principal customers are large to mid-sized domestic and international freight forwarders, freight consolidators and all-cargo carriers.

      Domestic and international freight forwarders make up the major part of the Company's existing customer base. Freight forwarders arrange for the transportation of cargo for their customers, shippers and manufactures, utilizing aircraft capacity obtained by the Company. Most major freight forwarders utilize consolidators or all cargo carriers rather than integrated carriers (such as FedEx, UPS or DHL) since integrated carriers compete directly with freight forwarders for the same customer base. The Company does not market directly to shippers or manufacturers in order not to compete with its loyal freight forwarder customer base.

      The other primary source of business is from other consolidators or all cargo carriers who do not have sufficient capacity for a particular flight or market. The Company receives transfer cargo from these sources, accommodates it on their scheduled departures, and also provides capacity in the form of full aircraft charters. In addition, through interline agreements with other cargo and passenger airlines, airline customers are able to enhance their market-share by offering their customers destinations which may not be served directly.

      The Company's sales network is comprised of full-time in-house sales personnel in its Miami headquarters and General Sales Agents or exclusive sales and marketing agreements with local participants throughout the United States and Latin America. Presently, the Company maintains sales agents in the following cities:

      Virocopos, Brazil
      Asuncion, Paraguay
      Santiago, Chile
      Toronto, Canada
      Los Angeles, CA

      Houston, TX
      Chicago, IL
      Atlanta, GA

      Competition

      The air freight industry is highly competitive. The Company's scheduled cargo services compete for cargo volume principally with other consolidators, all-cargo airlines, scheduled and non-scheduled passenger airlines and integrated carriers. The Company believes that the most important competitive factors in the air freight transportation industry are quality and reliability of the cargo transportation service, flexibility and price. Many of the Company's competitors have substantially greater financial and other resources and more extensive facilities and equipment than the Company. Such resources are a major competitive factor due to the capital intensive nature of the industry.

      Fuel

      Fuel is a major factor and expense for all companies in the air freight industry, and the cost and availability of aviation fuel are subject to ecomonic and political factors and events which the Company can neither control nor accurately predict. Higher fuel prices resulting from fuel shortages or other factors could adversely affect the Company's profitability if the Company is unable to pass on the full amount of fuel price increases to its customers through surcharges or rate increases originally match such price changes. In addition, a shortage of supply could have a material adverse impact on the air freight industry in general and the financial condition and results of operations of the Company.

      Employees

      As of December 31, 1997, the Company and its subsidiaries had a total of 20 full-time employees, none of which is currently covered by a collective bargaining agreement.

      Regulation

      The Company's activities are subject to regulation by the United States Department of Transportation and Federal Aviation Administration. In addition, the Company's activities are subject to regulation by the regulatory authorities of the respective foreign jurisdictions in which the Company does business. The air freight industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing services to customers.

Item 2.  Properties

      The Company's primary base of operations is located in Miami with its office and warehouse space located within Miami International Airport's cargo facilities. Approximately 80,000 square feet of warehouse is available for the Company's use through a sub-contracted ground handling company. Office space for accounting, sales, traffic and operations personnel is located within the confines of the warehouse facility. There is no fixed cost for the use of this space since it is included in a per pound ground handling fee. The Company also maintains a small Corporate office, consisting of approximately 1,500 square feet, located less than 1 mile from the warehouse facility. The Company maintains no leasehold on any offices or warehouses at the destinations served. Warehousing and ground handling at the destination stations are handled on a per pound basis.

Item 3.  Legal Proceedings

      The Company is a party to one legal proceeding with certain bridge note lenders including Generation Capital Associates, TGR Ventures, Inc., RSH Partners, Howard Commander, Norman Colavincenzo, Peter Prescott, Jules and Amos

Swimmer as joint tenants, and Jules Swimmer (collectively the "GCA Group") all of whom filed suit on June 13, 1995 in Supreme Court of the State of New York, County of New York , Generation Capital Associates et al. vs. Partech Holdings Corporation et al., Index No. 114837/95 (the "GCA Litigation"). In the opinion of management, the claims asserted, if unfavorably decided, would not have a materially adverse effect on the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

      On September 19, 1997, through an action by a majority of the shareholders of the Company, the shareholders approved amending the Company's Articles of
Incorporation: (i) to change the par value of the Company's common stock from fifteen cents ($0.15) per share to ninety cents ($0.90) per share (effectively a 1-for-6 reverse stock split which was effected October 27, 1997); and (ii) to comport to the non-U.S. citizen ownership and management requirements of the Federal aviation laws. Also, the Board of Directors approved an amendment to the Company's By-Laws: (i) to change the beginning of the Company's fiscal year from May 1 to January 1 of each calendar year; and, (ii) to change the time for the Company's annual meeting of shareholders from the last Thursday of October to the last Thursday of June of each calendar year or as otherwise may be determined by the Board of Directors.


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

   The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol TRPC.

   The number of stockholders of record of common stock on December 31, 1997 was approximately 2,100.

                      Eight Months Ended December 31, 1997

                            Fourth   Third      Second   First
                            Quarter  Quarter    Quarter  Quarter
                                     (2 Months)

                High trade  $ N/A    $ 1.63     $ 5.06   $ 5.06

                Low Trade   $ N/A    $ 0.41     $ 1.56   $ 1.31


                        Fiscal Year Ended April 30, 1997

                            Fourth   Third      Second    First
                            Quarter  Quarter    Quarter   Quarter

                High trade  $ 5.46   $ 3.96     $ 4.14   $ 8.28

                Low Trade   $ 4.86   $ 3.18     $ 3.54   $ 5.46



   All per share information has been adjusted for the effect of the 1 for 6 reverse stock split.

Item 6.  Selected Financial Data

   The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The Company's consolidated financial statements as of December 31, 1997 and for all years presented hereunder have been audited by Hausser + Taylor LLP, CPAs, independent certified public accountants. The selected financial data set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing hereinafter.




          July 23,   May 1,           For the Fiscal Years Ended April 30,
          1997       1997        -----------------------------------------------
          Through    Through
          December   Sepember
          31,        1,
          1997(b)    1997(a)      1997        1996        1995         1994
          --------   -------      ----        ----        ----         ----


Operating
 Revenues $8,631,848 $ 482,321 $ 1,195,769 $ 4,832,714 $13,616,622 $ 30,485,138

Income (Loss)
 Before Income
 Taxes       134,736    69,431  (2,132,200) (1,311,594) (1,842,616)  (2,639,593)

Income Tax
 Expense
 (benefit)    36,800         -           -           -    (75,000)            -

Net Income
 (Loss)   $   97,936 $  69,431 $(2,132,200)$(1,311,594)$(1,767,616)$(2,639,593)

Basic Weighted
 Average of
 Common Shares
 Issued and
 Outstanding
 (c)       3,813,242   618,194     604,540      438,952     312,767     282,593

Basic Net
Income (Loss)
Per Share
 (c)      $     0.03 $    0.11 $    (3.53) $     (2.99)$     (5.65)$     (9.34)

Total
 Assets   $1,762,206 $     864 $   769,743 $ 17,349,095$49,299,089 $ 93,420,160

Total
 Debt     $2,095,192 $ 745,905 $ 1,584,215 $ 16,434,037$47,865,907 $ 90,443,733

Shareholders'
 Equity
 (Deficit)$(332,986) $(745,041)$ (814,472) $    915,056$ 1,433,182  $ 2,976,427

Common Stock
 Issued and
 Outstanding
 (c)       5,579,361   618,194     618,194      542,027    341,174      309,983

Book Value
 Per Share
 (c)      $   (0.06) $  (1.21) $    (1.32) $       1.69$      4.20  $      9.60


(a) Composed of the income and expense associated with the Company's consulting, leasing and broadcast subsidiariesup to the date of the merger with
R. A. Logistics, Inc. on September 2, 1997 and includes the activities of these subsidiaries through the date of disposal.

(b) The financial data presented for the period September 2, 1997 through December 31, 1997 (post- acquisition period), reflects the activities of the air freight consolidation business which is unrelated to its pre-acquisition operations, and as such, the data is not comparable to prior periods.

(c) All earnings per share and stock related information have been restated for the 1 for 6 reverse stock split which was effected on October 27, 1997.

(d) This is computed based upon common stock issued and outstanding (see c).

(e) See "Consolidated Financial Statements" and "Notes to the Consolidated Financial Statements."

(f) There have been no cash dividends declared or paid during the last five years (see "Market for the Company's Common Equity and Related Stockholder Matters").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations

      The following disucssion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes contained elsewhere herein. The Company's results of operations have been and in certain cases are expected to continue to be, affected by certain general factors.

      CAUTIONARY STATEMENT

      Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in other sections of this Annual Report, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press release and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the competitive conditions that curently exist in the Company's industry, which could adversely impact sales and erode gross margins; (ii) many of the Company's competitors are significantly larger and better capitalized than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's profitability. The foregoing list should not be construed as exhaustive and the Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events of circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      The Company receives revenues solely from the air cargo operations of B. Airways Air Cargo, Inc. which was acquired on September 2, 1997 and comparisons to prior periods are not indicative of the Company's existing operations. The Company has historically reported results of operations on a fiscal year basis ending April 30 of each calendar year. As part of the RALI Acquisition, the Company has elected to change its fiscal year end to December 31, in order to better match the natural annual business cycle associated with the Company's air freight business acitivities. (See "Description of Business" and Note 1 Notes to the Consolidated Financial Statements).

      Prior to the RALI Acquisition the Company operated one 25 kw FM radio station located in Shallotte, North Carolina and performed limited financial and business consulting services. These business activities were disposed of during 1997 concurrant with the RALI Acquisition.

      Air Cargo Business Operations During the Period Ended December 31, 1997

      The operating results for November and December 1997 were uncharacteristically low based on historical trends in the air freight industry. The air freight industry is a seasonal business in which the final months of the year are traditionally the strongest and most profitable, while the beginning months of the year are traditionally the slowest. The Company attributes the poor performances in November and December 1997 to three factors.

      First, the Company was contracting the use of one 747-200 aircraft during its first months of operations. Due to the maintenance problems with the initial aircraft, for the month of November, the Company was forced to accept the use of one 747-100 which is a less profitable aircraft based on payload capacity, range and fuel consumption. This resulted in an increase in cost and a decrease in revenue. The Company has remedied these problems by changing aircraft providers and utilizing a newer aircraft. In January of 1998 the Company began using a combination of a DC-10 and a MD-11 aircraft. At present the Company is utilizing one DC-10-30. During the low season this aircraft is attractive since it is smaller than a 747-200 and therefore requires less to achieve full capacity, thus enabling the Company to increase frequencies during periods of high demand and increase the probability of full payloads even during the low season. In May 1998, the Company is scheduled to terminate the use of the DC-10 and commence use of one MD-11 aircraft which according to management estimates, will be the optimal aircraft for the market presently being served.

      A second factor was certain changes in the regulatory environment in Brazil, one of the Company's primary destinations. In October 1997, the Brazilian government implemented a temporary regulation requiring that Brazilian importers provide proof of pre-payment for all imports with an invoiced value of greater than US $10,000.00. This made it extremely difficult for importers to receive merchandise on credit terms, resulting in a drop in southbound traffic. At present these regulatory changes are no longer in effect and should not continue to negatively impact revenues or profitability. And, finally, management believes that the situation in the Asian markets had a moderate impact on the November and December results. During this period, Brazilian interest rates increased making the cost of capital needed for imports more costly. Furthermore, it created a general uncertainty in the market negatively impacting air cargo traffic. It is the management's belief that this situation will not materially impact business.

      Liquidity and Capital Resources

      At the present time, the cash needs of the Company are currently met by funds generated from operations. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend on numerous factors, none of which can be predicted with certainty. These include the Company's operating results, costs associated with increased sales and marketing efforts, costs of obtaining an air carrier operating certificate, changes in laws of foreign jurisdictions in which the Company does business; and competition from other transportation providers many of whom are better capitalized than the Company. Implementation of these additions and enhancements may require the Company to increase its working capital and financial resources. To this extent additional financing will be necessary. Accordingly, the Company may assume additional short or long term debt and may issue additional debt or equity securities as circumstances permit. There is no assurance that debt or equity financing will be available to the Company, or if available, will be available on economically suitable terms and conditions.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

      None

Item 8.  Financial Statements and Supplemental Data

Report of Independent Certified Public Accountants



To the Shareholders and Board of Directors of Tropic Air Cargo, Inc.:


   We have audited the accompanying consolidated balance sheet of Tropic Air Cargo, Inc. (f.k.a. Tropic Communications, Inc.) and subsidiaries as of December 31, 1997, and the related statements of consolidated operations, shareholders' equity, and cash flows for the period July 23, 1997, the date of inception, through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tropic Air Cargo, Inc. (f.k.a. Tropic Communications, Inc.) and subsidiaries as of December 31, 1997 and the results of their consolidated operations and their consolidated cash flow for the period July 23, 1997, the date of inception, through December 31, 1997, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a newly formed business which is in need of additional equity and credit resources and has a working capital deficit of $342,346 at December 31, 1997 which gives rise to uncertainty about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                                   /s/ HAUSSER + TAYLOR LLP

Columbus, Ohio
April 22, 1998


 TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.) AND SUBSIDIARIES

                           Consolidated Balance Sheet
                           As of December 31, 1997



                     ASSETS

Current Assets:
Cash                                                               $     31,776
Accounts receivable                                                   1,705,335
Other current assets                                                     15,735
                                                                   -------------
            Total Current Assets                                      1,752,846
                                                                   -------------

Property and equipment, at cost (net of
accumulated
   depreciation of $281)                                                  9,210

Other assets                                                                150
                                                                   -------------
      Total Assets                                                 $  1,762,206
                                                                   =============


 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses                              $  1,630,296
Notes and accrued interest payable                                      460,909
Other current liabilities                                                 3,987
                                                                   -------------
      Total Current Liabilities                                       2,095,192
                                                                   -------------


Commitment and Contingencies


Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 1,000,000
shares
   authorized, none issued and outstanding                                    -
Common stock, $0.90 par value, 50,000,000 shares
   authorized, 5,579,361 shares issued and                            5,021,425
outstanding
Common stock subscribed                                                 880,189
Paid in capital                                                      (5,452,347)
Retained earnings                                                        97,936
                                                                   -------------
                                                                        547,203
       Subscriptions receivable                                        (880,189)
                                                                   -------------
      Total Shareholders' Equity (Deficit)                             (332,986)
                                                                   -------------
      Total Liabilities and Shareholders'
      Equity (Deficit)                                             $  1,762,206
                                                                   =============



  The accompanying notes are an integral part of these financial statements.


 TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.) AND SUBSIDIARIES

        Statements of  Consolidated  Operations  For the Period July
          23, 1997 (date of inception) Through December 31, 1997


Revenues:
   Freight revenues                                                $  8,631,848
                                                                   -------------

Cost of freight operations:
   Aircraft, crew, maintenance and
     insurance charges                                                3,815,991
   Fuel                                                               2,118,083
   Aircraft handling                                                    602,362
   Cargo handling                                                       538,937
   Freight transfers                                                    453,026
   Commissions                                                          203,189
   Aircraft navigation                                                  128,241
   Trucking                                                              23,619
                                                                   -------------
        Total Cost of Freight Operations                              7,883,448
                                                                   -------------
Gross Profit from Freight Operations                                    748,400

Cost and Expenses:
   Marketing, administration and other
     operating expenses                                                 599,612
   Interest expense - related party                                         629
   Interest expense                                                      13,142
   Depreciation of equipment                                                281
                                                                   -------------
      Total Costs and Expenses                                          613,664
                                                                   -------------

Income (Loss) Before Income Taxes                                       134,736

        Income tax expense                                               36,800
                                                                   -------------

Net Income (Loss)                                                  $     97,936
                                                                   =============

Basic and Diluted Net Income (Loss) Per
  Share                                                            $       0.03
                                                                   =============

Weighted Average Number of  Common and
  Potential Common Shares:
      Basic and Diluted                                               3,813,242
                                                                   =============











  The accompanying notes are an integral part of these financial statements.

 TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.) AND SUBSIDIARIES

    Statements  of  Consolidated  Stockholders'  Equity  (Deficit) For the
      Period July 23, 1997 (date of inception) Through December 31, 1997

                                                   Sub-                Total
                    Common                         scrip-              Share
                    Stock                Retained  tion      Treasury holders'
          Common    Sub-      Paid in    Earnings  Receiv-   Stock,   Equity
          Stock     scribed   Capital    (Deficit) able      at Cost  (Deficit)
          -------   --------  ---------- --------  -------   -------- ----------
Initial
capital-
ization
of R. A.
Logistics,
Inc.     $       10 $      - $    11,037 $      -  $       - $      - $  11,047

Stock
issued
to share-
holders
of R. A.
Logistics,
Inc. in
exchange
for 100%
of their
voting
shares    3,960,000        -  (3,971,047)       -          -        -   (11,047)

Adjust-
ment for
acqui-
sition
re-cap-
itali-
zation      556,725  880,189  (1,279,131)       -  (880,189)  (11,588) (733,994)

Retire-
ment of
400 shares
of common
stock
held in
treasury       (360)             (11,228)                      11,588         -

Stock
issued in
payment of
secured
note pay-
able to an
officer      135,000             (46,274)                                88,726

Stock
issued in
payment of
secured
note
payable     355,650             (143,704)                               211,946

Stock
issued to
outside
directors
as compen-
sation for
services     14,400              (12,000)                                 2,400

Net income                                  97,936                       97,936
          --------- -------- ----------- --------- --------- -------- ----------
Balances
as of
December
31, 1997 $5,021,425 $880,189 $(5,452,347)$  97,936 $(880,189)$      - $(332,986)
         ========== ======== =========== ========= ========= ======== ==========



  The accompanying notes are an integral part of these financial statements.


 TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.) AND SUBSIDIARIES

                      Statement of Consolidated Cash Flows
         Increase  (Decrease) in Cash and Cash  Equivalents For the Period
           July 23, 1997 (date of inception) Through December 31, 1997


Cash Flows From Operating Activities:
   Freight receipts                                                $  6,927,377
   Freight operations payments                                       (6,437,945)
   Marketing, administrative and other
     operating payments                                                (597,212)
                                                                   -------------
      Net Cash Used For Operating Activities                           (107,780)
                                                                   -------------
Cash Flows From Investing Activities:
   Purchase of property and equipment                                    (9,491)
   Deposit for aircraft                                                 (10,000)
                                                                   -------------
     Net Cash Used For Investing Activities                             (19,491)
                                                                   -------------
Cash Flows From Financing Activities:
   Proceeds from issuance of stock                                       11,047
   Proceeds from other borrowings                                       148,000
                                                                   -------------
     Net Cash Provided By Financing
        Activities                                                      159,047
                                                                   -------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                                      31,776

Cash and Cash Equivalents at
   Beginning of Period                                                        -
                                                                   -------------
Cash and Cash Equivalents at
   End of Period                                                   $     31,776
                                                                   =============






















  The accompanying notes are an integral part of these financial statements.

 TROPIC AIR CARGO, INC. (f.k.a. Tropic Communications, Inc.) AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. GOING CONCERN BASIS OF PRESENTATION AND CERTAIN EVENTS

   Certain information and footnote disclosures contained in these financial statements are not historical facts and are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

   The Company must generate sufficient additional working capital and operate its air cargo business at a profitable level in order to continue as a going concern. Management's plans are summarized in Note 2 below. In the event these plans are not successfully implemented, the Company may not be able to realize the full value of its assets in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to implement its plan.

 Acquisition of R.A. Logistics, Inc.

   On September 18, 1997, the Company issued 4,400,000 shares of its restricted common stock (representing a controlling interest) in exchange for 100% of the issued and outstanding capital stock of R.A. Logistics, Inc., a Delaware corporation ("RALI" and the "RALI Acquisition"). In addition, three members of the Company's Board of Directors resigned, and were replaced by the three shareholders of RALI. As part of the RALI Acquisition, the Company also entered into Employment Agreements, effective September 2, 1997, with Angel Munoz, Ronald Vimo and Scott Villanueva (the three shareholders of RALI) to serve as the Company's President, Vice-President and Secretary, respectively.

   RALI is a holding company owning 100% of the issued and outstanding capital stock of two subsidiary corporations, B. Airways, Inc. and B. Airways Air Cargo, Inc. both Florida corporations ("BAI" and "BAACI", respectively). BAACI is a newly formed corporation organized to operate as an air freight consolidator operating from a shared warehouse facility located at the Miami International Airport. During the current period BAACI consolidated air cargo for shipment via a Boeing 747-200 flying approximately 4 round trips weekly between Miami International Airport and Latin America. The BAACI aircraft was provided at a rate of $4,750 per operating hour plus fuel. Operating since September 2, 1997, BAACI had booked approximately $8,631,800 in gross revenue through December 31, 1997. BAI is a non-operating company having an application pending with the U.S. Department of Transportation and the Federal Aviation Authority for operation as a Part 135 all cargo air carrier incurring approximately $43,000 in expenses during the current period. In addition, BAI has a $10,000 deposit for the purchase of a DC-3 aircraft which BAI anticipates will be operated within the Caribbean Basin.

   The business combination was closed effective September 2, 1997 with the shareholders of RALI succeeding to the controlling interest in Tropic in a transaction commonly known as a "reverse merger". This reverse acquisition was recorded as a re-capitalization, with RALI considered the acquirer. Due to re-capitalization, historical stockholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in the par value of the issuer's stock with an offset to paid in capital. Retained earnings of the acquirer has been carried forward after the acquisition. As the merger is not considered a business combination as defined in Accounting Principles Board Opinion No. 16, "Business Combinations", pro forma information is not presented. In addition, the operations of Tropic prior to the merger are not on-going subsequent to the merger and have no relevance to the current operations of the Company.

   Amendment to Articles of Incorporation and By-Laws.

   On September 19, 1997, by an action by a majority of the shareholders of the Company, the shareholders approved amending the Company's Articles of
Incorporation: (i) to change the par value of the Company's common stock from fifteen cents per share to ninety cents per share (a 1 for 6 reverse stock split); and (ii) to comport to the non-U.S. citizen ownership and management requirements of the Federal aviation laws. This amendment was effected on October 6, 1997. Also, the Board of Directors approved an amendment to the Company's By-Laws: (i) to change the beginning of the Company's fiscal year from May 1 to January 1 of each calendar year; and, (ii) to change the time for the Company's annual meeting of shareholders from the last Thursday of October to the last Thursday of June of each calendar year.


2.   BUSINESS PLAN (UNAUDITED)

   The Company's plans for 1998 involve several goals. The first of which is to improve and enhance the quality of service being offered to its customers, by improving the efficiency of internal administrative functions and solidifying the basic operating infrastructure required to sustain current operations and facilitate future growth plans. The most significant step toward service enhancement involves the use of newer, more reliable aircraft which are not subject to frequent maintenance requirements. In addition, the Company plans to refine internal operating systems by streamlining and maximizing the efficiency of administrative functions and upgrading its computer software usage, enhancing communication methods and increasing employee training.

      The second goal of the Company is to complete the certification process for B. Airways, Inc. In addition to the certification of B. Airways, Inc., it is estimated that the Company could reduce aircraft expenses from 20% to 40% if it were authorized to own and operate aircraft. These additions and enhancements will permit the Company to:

      Increase lift capacity - Through the completion of additional ACMI contracts the Company plans to increase its capacity to meet rising demand for service to its primary Latin American markets. Since the Company is currently operating one aircraft, the addition of a second aircraft could immediately double capacity and revenue potential.

      Expand markets - At the present time, the Company is serving several major Latin American markets including Brazil, Chile, Paraguay, Columbia, Venezuela and Puerto Rico. It is the Company's plan to increase frequencies to these existing markets and enter into the remaining regional markets as capacity allows.

      Increase sales personnel - The Company is aggressively working to establish marketing branches at each destination served by scheduled service in order to increase northbound revenues. It is estimated by the Company that an additional 25% revenue potential exists in the form of unsold northbound capacity. This potential could be realized with only a minimal increase in cost.

      Strategic alliances - The Company, through the use of interline agreements with existing carriers can increase its network route structure and offer service to and from major domestic and international cities without incurring significant setup expense.

      Concentration on profitable routes - Due to the fact that the Company does not maintain a costly route structure it is free to concentrate on profitable routes and markets. In addition, it maintains the flexibility to adapt its service to frequently changing market conditions.

      Implementation of these additions and enhancements may require the Company to increase its working capital and financial resources. Accordingly, the Company may assume additional short or long term debt and may issue additional debt or equity securities as circumstances permit. There is no assurance that debt or equity financing will be available to the Company, or if available, will be available on economically suitable terms and conditions.


3. SIGNIFICIANT ACCOUNTING POLICIES

   Basis of Consolidation. The consolidated financial statements include the accounts of Tropic Air Cargo, Inc. (f.k.a. Tropic Communications, Inc.) and RALI and its wholly-owned subsidiaries (collectively, the "Company"), which operate an air freight consolidation business from the effective date of acquisition on September 2, 1997 (see Note 1 discussion of acquisition accounting). All material intercompany transactions have been eliminated.

   Property and Equipment. Property and equipment are stated at cost. Depreciation is computed on a straight line method at rates which are adequate to allocate the costs of such assets over their estimated useful lives.
Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for additions and improvements are added to the cost of property and equipment. Leasehold improvements are amortized over the term of the lease and upon termination of the lease any remaining value is expensed.

   Cash Flows. For purposes of the Statement of Cash Flows all of the Company's cash investments are liquid instruments with maturities of three months or less and are considered to be cash equivalents (see Note 13).

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

   Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Accounting Pronouncements for 1998. The FASB has issued three pronouncements for fiscal years beginning after December 15, 1997: SFAS No. 130 - "Reporting of Comprehensive Income"; SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information"; and SFAS No. 132 - "Employers' Disclosures about Pensions and Other Retirement Benefits". The Company believes that the effect of the adoption of the above pronouncements will not be material to its financial position or the results of operations.


4. CONCENTRATION OF CREDIT RISK

   The revenue of the Company's air cargo business is earned pursuant to the terms of a Sales and Marketing Agreements between Cargopar Airlines, Inc. ("CAI Agreement" and "CAI" respectively), AIA-Latin America, Inc. ("AIALA Agreement" and AIALA respectively) and BAACI. BAACI is entitled to 100% of the revenue from each flight operation made under the CAI and AIALA Agreements with all billing and collection being done by CAI and AIALA. BAACI has concentration of credit risk to the extent that its revenues are collected by CAI and AIALA, however, there is a lower concentration of risk in that there are $1,702,617 in trade receivables due from approximately 120 customers. One customer accounts for approximately $354,000 or 21% of the total amount receivable. (See Note 8, Related Party Transactions).

5. PROPERTY AND EQUIPMENT

   The Company's property and equipment and accumulated depreciation, along with assigned depreciable lives, as of December 31, 1997, are summarized as follows:

                                          Accumulated   Net          Assigned
Asset Classification             Cost     Depreciation  Book Value   Life
                                --------- ------------- ----------   -----------

Furniture and office
  equipment                     $   9,491 $       (281) $    9,210   5-10 years
                                --------- ------------- ----------

     Total                      $   9,491 $       (281) $    9,210
                                 ==========  ==========  ==========


6. OFFICE LEASE

   The Company is located in Miami with its office and warehouse space located within the Miami International Airport's cargo facilities. Approximately 80,000 square feet of warehouse is available for the Company's use through a sub-contracted ground handling company. Office space for accounting, sales, traffic and operations personnel is located within the confines of the warehouse facility. There is no fixed cost for the use of this space since it is included in a per pound ground handling fee. The Company also maintains a small Corporate office, consisting of approximately 1,500 square feet, located less than 1 mile from the warehouse facility. The Company maintains no leasehold on any offices or warehouses at the destinations served and warehousing and ground handling services are provided at the destination stations on a per pound basis.


7.  NOTES AND ACCRUED INTEREST PAYABLE

   The Company's notes and accrued interest payable at December 31, 1997 with their respective interest rates are as follows:

                                                                         1997
Secured promissory notes at 6% to
   9/6/95, 15% thereafter                                          $    305,770

Unsecured demand promissory notes and
   accrued interest payable, with
   interest
   at 10%                                                                55,139

Guarantee of  installment  note                                         100,000
                                                                     ----------
Total notes and accrued interest
   payable                                                           $  460,909
                                                                      =========

   The Company is a party to one legal proceeding with certain bridge note lenders commencing on June 13, 1995 in Supreme Court of the State of New York, County of New York , Generation Capital Associates et al. vs. Partech Holdings Corporation et al., Index No. 114837/95. In the opinion of management, the claims asserted, if unfavorably decided, would not have a materially adverse effect on the financial condition of the Company.


8.     RELATED PARTY TRANSACTIONS

   Sales and Marketing Agreement.

   BAACI markets a portion of its services using the names Cargopar Airlines, Inc.("CAI") and AIA-Latin America, Inc. ("AIALA"). BAACI acts as the sole general sales, marketing and administrative agent for CAI and AIALA through an Exclusive Sales and Marketing Agreements in which BAACI succeeded CAI and AIALA when they ceased independent operations on September 1, 1997. BAACI acts autonomously, using only the CAI and AIALA names, and assumes all costs of operations and receives all revenues generated.

   CAI was formerly the United States presence of Cargopar Lineas Aereas, S.A., ("CLASA") a Paraguayan certificated all cargo air carrier. When CLASA decided to close its fixed presence in the United States it entered into an Exclusive Sales and Marketing Agreement with BAACI through it U.S. presence CAI. Angel Munoz and Ronald Vimo were formerly officers of CAI.

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


9.     EMPLOYEE STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

   There were 16,195 stock options, representing all the outstanding stock options, terminated following the acquisition of R. A. Logistics, Inc. No stock options were granted during the period September 2, 1997 through December 31, 1997. The Company has 51,278 options available for grant under its 1989 and 1993 Incentive Stock Option Plans.


10.    COMMON STOCK AND CAPITAL TRANSACTIONS

   The Company's common stock trades on the OTC Bulletin Board under the symbol TRPC. The Company's common stock issued and outstanding is as follows:

                                     Total Number   Common         Paid in
                                     of Shares      Stock          Capital
                                     -------------  -------------  ------------

Initial capitalization of
   R. A. Logistics, Inc.                     1,047  $          10  $     11,037

Shares issued to shareholders
   of RALI in exchange for
   100% of their voting shares
   of RALI                               4,400,000      3,960,000    (3,971,047)

Adjustment for acquisition
   re-capitalization                       618,594        556,725    (1,279,131)

Retirement of 400 shares of
   common stock in treasury                   (400)          (360)      (11,228)






Shares issued in payment of
   secured note payable to
   an officer                              150,000        135,000       (46,274)

Shares issued in payment of
   secured note payable                    395,167        355,650      (143,704)

Shares issued to outside
   directors as compensation
   for services                             16,000         14,400       (12,000)
                                     -------------  -------------  -------------
Issued shares as of December 31,
   1997                                  5,579,361  $   5,021,425  $ (5,542,347)
                                     =============  =============  =============

   Subscriptions to Common Stock.

   In August, 1997 the Company entered into agreements with three investment companies for their purchase of up to 800,000 restricted shares of the Company's $0.90 par value common stock at a price of sixty cents ($0.60) per share for a total aggregate investment of $480,000 plus an agreement for payment of certain of the Company's obligations and contingent obligations in the maximum amount of approximately $880,000 as of the date of these financial statements. At the time of the agreements the equivalent bid price of the Company's $0.90 par value common stock, as quoted on the OTC Bulletin Board, was one dollar and eighty-six cents ($1.86) per share.


11.  INCOME TAXES

   Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The difference giving rise to the deferred income tax assets and the related tax effects are as follows:

Deferred Tax Assets:
   Vacation pay accrual                                            $      4,800
                                                                   -------------
                                                                   $      4,800
                                                                   =============

   The Company's provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. Federal statutory income tax rate to pretax accounting income from operations as a result of the following differences:

U.S. Federal statutory income tax rate                             $     35,800
Other                                                                     1,000
                                                                   -------------
Income tax expense at effective rate                               $     36,800
                                                                   =============

   The provision for income taxes charged to operations was as follows:

Federal current                                                    $     41,600
Federal deferred                                                         (4,800)
                                                                   -------------
Provision for income tax expense                                   $     36,800
                                                                   =============

   As of December 31, 1997 the Company has pre-acquisition period regular tax net operating loss carryforwards, expiring in the years 2007 through 2013, which may be available to offset future taxable income of $6,943,000. These pre-acquisition period tax loss carryforwards are substantially limited in their use and no value has been provided for their future benefit, if any, in these financial statements.


12.  NET INCOME (LOSS) PER SHARE

   For the period July 23, 1997 (date of inception) through December 31, 1997 basic earnings per share amounts are based on the weighted average number of common shares outstanding of 3,813,242 shares. No potential common shares are included herein as none existed. On September 18, 1997, the Company issued 4,400,000 common stock in exchange for 100% of the issued and outstanding capital stock of R. A. Logistics, Inc. (See Note 1). On September 19, 1997, the shareholders of the Company approved a 1 for 6 reverse stock split which became effective October 27, 1997. Share and per share amounts have been adjusted for the effect of the 1 for 6 reverse split for all periods presented. The outstanding number of shares of the public company have been assumed to be outstanding from the date of inception.


13.  SUPPLEMENTAL CASH FLOW INFORMATION

   Reconciliation of net loss to net cash used for operating activities during the period July 23, 1997 (date of inception) through December 31, 1997 is as follows:

Net income (loss)                                                  $     97,936
                                                                   -------------
Adjustments to reconcile net income
 (loss) to net cash used for
 operating activities:
   Depreciation of equipment                                                281
   Directors' fees paid in stock                                          2,400
   Deferred taxes                                                        (4,800)

Changes in assets and liabilities:
   Accounts receivable                                               (1,704,471)
   Other assets                                                          (1,085)
   Notes and accounts payable, and
     accrued expenses                                                 1,456,372
   Income taxes                                                          41,600
   Other                                                                  3,987
                                                                   -------------
        Total Adjustments                                              (205,716)
                                                                   -------------
Net Cash Used for Operating Activities
       for Continuing Operations                                   $   (107,780)
                                                                   =============


   Non Cash Investing and Financing Activities.

   During the period September 2, 1997 through December 31, 1997 the Company issued common stock as follows: (1) 4,400,000 shares on September 18, 1997 for all the issued and outstanding capital stock of RALI, (2) 150,000 shares on September 19, 1997 to an officer of the Company in liquidation of its promissory note and warrant dated September 15, 1994 in the unpaid amount of $88,726, (3) 395,167 shares to Firestar Holdings, Ltd. in liquidation of its promissory note and warrant dated August 8, 1994 in the unpaid amount of $211,946, (4) 16,000 shares to outside directors for compensation totaling $2,400.

Report of Independent Certified Public Accountants



To the Shareholders and Board of Directors of Tropic Communications, Inc.:


   We have audited the accompanying consolidated balance sheets of Tropic Communications, Inc. (n.k.a. Tropic Air Cargo, Inc.) and subsidiaries as of September 1, 1997 and April 30, 1997, and the related statements of consolidated operations, shareholders' equity, and cash flows for the period May 1, 1997 through September 1, 1997 and for the years ended April 30, 1997 and 1996 and the financial statement schedule of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the related financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tropic
Communications, Inc. (n.k.a. Tropic Air Cargo, Inc.) and subsidiaries as of September 1, 1997 and April 30, 1997 and the results of their consolidated operations and their consolidated cash flow for the period May 1, 1997 through September 1, 1997 and for the years ended April 30, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.

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



                                                   /s/ HAUSSER + TAYLOR LLP

Columbus, Ohio
April 22, 1998


 TROPIC COMMUNICATIONS, INC. (n.k.a. Tropic Air Cargo, Inc.) AND SUBSIDIARIES

                         Consolidated Balance Sheets




                                                     September 1,    April 30,
                                                         1997          1997

Assets:
Cash                                                $           -  $      2,068
Deposits and accounts receivable (net of
   allowance for doubtful accounts of
   $ - 0 - and $2,500, respectively)                          864        25,396
Equipment notes and accrued interest receivable                 -       198,700
Broadcast rights                                                -        46,449
Other current assets                                            -             -
                                                    -------------  -------------
            Total Current Assets                              864       272,613
                                                    -------------  -------------

Leased property under capital lease, at
   cost (net of accumulated amortization of
   $ - 0 - and $3,567,799, respectively)                        -       270,915

Property and equipment, at cost (net of
   accumulated depreciation of $ - 0 -
   and $363,686, respectively)                                  -        65,859
Cost in excess of net assets acquired (net
   of accumulated amortization of $ - 0 -
   and $50,552, respectively)                                   -       141,955

Other assets                                                    -        18,401
                                                        ---------  -------------
      Total Assets                                  $         864  $    769,743
                                                    =============  =============






















  The accompanying notes are an integral part of these financial statements.


 TROPIC COMMUNICATIONS, INC. (n.k.a. Tropic Air Cargo, Inc.) AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued



                                                    September 1,    April 30,
                                                         1997          1997

Liabilities:
Accounts payable and accrued expenses               $     146,095  $    281,821
Note and accrued interest payable -
   related party                                           88,097       315,440
Notes and accrued interest payable                        511,713       592,799
Broadcast rights                                                -        46,449
Capital lease obligations and accrued
   interest payable                                             -       198,700
Accrued officer compensation and
   interest payable                                             -       147,240
Other current liabilities                                       -         1,766
                                                    -------------  -------------
      Total Current Liabilities                           745,905     1,584,215
                                                    -------------  -------------


Commitment and Contingencies


Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued and outstanding               -             -
Common stock, $0.90 par value, 50,000,000 shares
   authorized, 618,594 shares issued                      556,735       556,735
Common stock subscribed                                   880,189             -
Paid in capital                                         9,007,109     9,007,109
Retained deficit                                      (10,297,297)  (10,366,728)
                                                    -------------  -------------
                                                          146,736      (802,884)
      Subscriptions receivable                           (880,189)            -
      Treasury stock, at cost, 400 shares                 (11,588)      (11,588)
                                                    -------------  -------------
      Total Shareholders' Equity (Deficit)               (745,041)     (814,472)
                                                    -------------  -------------
      Total Liabilities and Shareholders'
         Equity (Deficit)                           $         864  $    769,743
                                                    =============  =============













  The accompanying notes are an integral part of these financial statements.


 TROPIC COMMUNICATIONS, INC. (n.k.a. Tropic Air Cargo, Inc.) AND SUBSIDIARIES

                    Statements of Consolidated Operations


                                       May 1, 1997  Fiscal Years Ended April 30,
                                         Through    ----------------------------
                                       September 1,
                                           1997          1997           1996
                                           ----          ----           ----

Revenues:
Rental income                        $           -  $           -  $  1,323,622
Consulting fees and other income           479,475        369,123       544,793
Interest income                              2,846        826,646     2,964,299
                                     -------------  -------------  -------------
      Total Revenues                       482,321      1,195,769     4,832,714
                                     -------------  -------------  -------------

Cost and Expenses:
Marketing, administration and other
   operating expenses                      360,084        566,073     1,346,995
Advisory services                                -         79,575             -
Interest expense - related parties          23,866         52,749        42,683
Interest expense                         1,237,742        910,637     3,106,115
Loss on residual values                          -          1,967        74,621
Depreciation and amortization of
   equipment                                24,387         46,750     1,343,383
Amortization of cost in excess of
   net assets acquired and other
   intangible assets                        15,455        230,511       230,511
Impairment valuation write-downs
   of cost in excess of net
   assets acquired                               -      1,397,180             -
Write-off investment in real estate
   partnerships                                  -         42,527             -
(Gain) on disposal of subsidiaries      (1,248,644)             -             -
                                     -------------  -------------  -------------
      Total Costs and Expenses             412,890      3,327,969     6,144,308
                                     -------------  -------------  -------------

Income (Loss) Before Income Taxes           69,431     (2,132,200)   (1,311,594)

        Income tax expense                       -              -             -
                                     -------------  -------------  -------------

Net Income (Loss)                    $      69,431  $  (2,132,200) $ (1,311,594)
                                     =============  =============  =============

Basic and Diluted Net Income
   (Loss) Per Share                  $        0.11  $       (3.53) $      (2.99)
                                     =============  =============  =============

Weighted Average Number of Common
   and Potential Common Shares:
      Basic and Diluted                    618,194        604,540       438,952
                                     =============  =============  =============











  The accompanying notes are an integral part of these financial statements.

 TROPIC COMMUNICATIONS, INC. (n.k.a. Tropic Air Cargo, Inc.) AND SUBSIDIARIES

          Statements of Consolidated Stockholders' Equity (Deficit)

                                                 Sub-               Total
                Common                           scrip-             Share
                Stock               Retained     tion      Treasury holders'
       Common   Sub-     Paid in    Earnings     Receiv-   Stock,   Equity
       Stock    scribed  Capital    (Deficit)    able      at Cost  (Deficit)
       -------- -------- ---------- ------------ --------- -------- ------------
Balances
as of
April 30,
1995   $307,417 $      - $8,006,287 $ (6,922,934)$       - $(11,588)$ 1,433,182

Stock
issued to
replace
collat-
eral
shares
surrendered
by officer
to secure
promissory
note
holders   68,075             204,661                                     272,736

Stock
options
exercised
by officers,
directors
and
employ-
ees       34,850             32,337                                      67,187

Stock
options
exercised
by
others    78,084            375,461                                     453,545

Fractional
shares
dropped for
1:3 reverse
stock split
effected
July 22,
1994       (241)                241                                           -

Net income
(loss)                                (1,311,594)                    (1,311,594)
       -------- -------- ---------- ------------ --------- -------- ------------
Balances
as of
April 30,
1996    488,185        -  8,672,987   (8,234,528)        -  (11,588)    915,056

Stock
options
exercised
by
others   51,000             289,000                                     340,000

Stock
issued   17,550              45,122                                      62,672

Net income
(loss)                                (2,132,200)                    (2,132,200)
       -------- -------- ---------- ------------ --------- -------- ------------
Balances
as of
April 30,
1997    556,735      -    9,007,109  (10,366,728)        -  (11,588)   (814,472)

Subscrip-
tions for
800,000
shares of
common
stock            880,189                          (880,189)

Net
income                                    69,431                         69,431
       -------- -------- ---------- ------------ --------- -------- ------------
Balances
as of
September
1, 1997$556,735 $880,189 $9,007,109 $(10,297,297)$(880,189)$(11,588)$  (745,041)
       ======== ======== ========== ============ ========= ======== ============





  The accompanying notes are an integral part of these financial statements.


 TROPIC COMMUNICATIONS, INC. (n.k.a. Tropic Air Cargo, Inc.) AND SUBSIDIARIES

                      Statement of Consolidated Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents


                                       May 1, 1997  Fiscal Years Ended April 30,
                                         Through    ----------------------------
                                       September 1,
                                           1997          1997           1996
                                           ----          ----           ----
Cash Flows From Operating Activities:
   Rental receipts                   $           -  $           -  $      9,207
   Commissions, fees and other
      receipts                             129,925        214,261       241,322
   Marketing, administrative and
      other operating payments            (129,789)      (598,835)     (646,339)
   Interest receipts                             7            709           525
   Interest payments                        (2,740)        (6,384)      (42,768)
                                     -------------  -------------  -------------
      Net Cash Used For Operating
         Activities                         (2,597)      (390,249)     (438,053)
                                     -------------  -------------  -------------
Cash Flows From Investing Activities:
   Purchase of property and
      equipment                               (960)       (13,111)       (2,524)
   Investment in unconsolidated
      subsidiaries                               -           (403)         (500)
   Cash transferred with
      subsidiaries                          (1,842)             -             -
                                     -------------  -------------  -------------
     Net Cash Used For Investing
        Activities                          (2,802)       (13,514)       (3,024)
                                     -------------  -------------  -------------
Cash Flows From Financing Activities:
   Proceeds from issuance of stock               -        340,000       426,720
   Proceeds from other borrowings                -         50,000       102,500
   Principal payment under other
      borrowings                                 -        (21,500)      (81,000)
   Principal payments on broadcast
      acquisition debt                           -              -        (2,725)
   Proceeds from officer loans                   -              -        11,500
   Principal payments under officer
      loans                                      -        (11,500)            -
   Proceeds from related party loans
      (non officer loans)                    5,076         39,682             -
   Principal payments under capital
      lease obligations and other
      financings                            (1,745)        (4,872)       (6,077)
                                     -------------  -------------  -------------
     Net Cash Provided By Financing
        Activities                           3,331        391,810       450,918
                                     -------------  -------------  -------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                         (2,068)       (11,953)        9,841

Cash and Cash Equivalents at
   Beginning of Period                       2,068         14,021         4,180
                                     -------------  ------------- --------------
Cash and Cash Equivalents at
   End of Period                     $           -  $       2,068 $      14,021
                                     =============  ============= ==============








  The accompanying notes are an integral part of these financial statements.

 TROPIC COMMUNICATIONS, INC. (n.k.a. Tropic Air Cargo, Inc.) AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. GOING CONCERN BASIS OF PRESENTATION AND CERTAIN EVENTS

   Certain information and footnote disclosures contained in these financial statements are not historical facts and are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

   The Company must generate sufficient additional working capital and operate its newly acquired air cargo business (see below) at a profitable level in order to continue as a going concern. Management's plans are to expand its newly acquired air cargo business. In the event these plans are not successfully implemented the Company may not be able to realize the full value of its assets in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to implement its plans.

   During the current period the Company was acquired by R.A. Logistics, Inc. As part of this acquisition the Company has made provision for the repayment of its obligations and the disposition of certain of its assets, accordingly, the financial statements include adjustments to the carrying value of certain assets as more fully described below. (see Notes 5 and 9).

   Reverse Acquisition - R.A. Logistics, Inc. ("RALI").

   The business combination was closed effective September 2, 1997 with the shareholders of RALI succeeding to the controlling interest in Tropic in a transaction commonly known as a "reverse merger". This reverse acquisition will be recorded as a re-capitalization, with RALI considered the acquirer. The accompanying financial statements reflect the accounts and results of operations for Tropic and its wholly-owned subsidiaries for the date immediately preceding the date of the RALI acquisition without giving effect to any of the accounts of RALI and its wholly-owned subsidiaries.

   Amendment to Articles of Incorporation and By-Laws.

   On September 19, 1997, by an action by a majority of the shareholders of the Company, the shareholders approved amending the Company's Articles of
Incorporation: (i) to change the par value of the Company's common stock from fifteen cents per share to ninety cents per share (a 1 for 6 reverse stock split); and (ii) to comport to the non-U.S. citizen ownership and management requirements of the Federal aviation laws. This amendment was effected on October 6, 1997. Also, the Board of Directors approved an amendment to the Company's By-Laws: (i) to change the beginning of the Company's fiscal year from May 1 to January 1 of each calendar year; and, (ii) to change the time for the Company's annual meeting of shareholders from the last Thursday of October to the last Thursday of June of each calendar year.


2. SIGNIFICIANT ACCOUNTING POLICIES

   Basis of Consolidation. The consolidated financial statements include the accounts of Tropic Communications, Inc., its wholly-owned subsidiaries, and their related business trusts (collectively, the "Company"), most of which were engaged in the equipment leasing and radio operating business activities immediately preceding the date of the RALI acquisition. During the period May 1, 1997 through September 1, 1997, as discussed more thoroughly in Note 9, the Company disposed of these business activities. All material intercompany transactions have been eliminated. Certain reclassifications of previous year amounts presented herein have been made in order to conform with current period presentations.

   Long-lived Assets. The Company implemented the provisions of Financial Accounting Standards ("FAS") Number 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, in fiscal year ended April 30, 1995. Since the Company's prior accounting policy regarding review of impairment of long-lived assets approximated FAS 121, there was no financial impact related to the implementation. Such intangible assets are amortized over periods not exceeding ten years. The Company evaluates the existence of any impairment related to intangible assets on the basis of whether the intangible assets are fully recoverable based upon projected undiscounted cash flows and recognizes such losses, if any, during the period impairment is incurred. The periods of amortization and recoverability are evaluated annually to determine whether circumstances have changed which necessitate revision. Based on management's estimates, impairments are recognized during the period impairment incurs, however, actual results could differ from these estimates.

   Pursuant to the RALI reverse acquisition, the business of the Company will be devoted solely to the operation and expansion of the air freight business and the development of an operational air carrier. Accordingly, the Company has disposed of its other business activities. Pursuant to the Company's accounting policy regarding the review of impairment of long-lived assets, the Company determined during the fourth fiscal quarter of 1997 that it is therefore appropriate to expense $1,397,180 of the Company's cost in excess of net assets acquired which is related to these other business activities. The remaining balance at April 30, 1997 of $141,955, net of accumulated amortization of $50,552, is related to the cost in excess of the value of the net assets of WLTT-FM at the date of acquisition and was disposed of in the current period (See Note 9).

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

   Deferred Costs. The Company defers costs that relate to stock, debt and other financings. The Company's accounting policy is to capitalize such costs and amortize them over the life of any debt they may relate to or to charge them to Paid in Capital if they relate to equity financing. If the financing is terminated the costs are expensed.

   Cash Flows. For purposes of the Statement of Cash Flows all of the Company's cash investments are liquid instruments with maturities of three months or less and are considered to be cash equivalents (see Note 11).

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

   Stock-Based Compensation. The Company has adopted the provisions of APB No. 25, "Accounting for Stock Issued to Employees" which utilizes the intrinsic value based method. The Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", which utilizes a fair value based method is effective for the Company's year beginning May 1, 1996. The FASB requires disclosure for new employee stock options of the impact to the financial statements of utilizing the intrinsic value versus the fair value based method. The Company utilizes the intrinsic value method under APB No. 25 to account for employee stock options. If the Company had utilized the fair value based method under FASB No. 123, the impact would not be significant to the financial statements as there are no stock options outstanding at December 31, 1997 and all stock options outstanding at April 30, 1997 were terminated without being exercised.

   Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Accounting Pronouncements for 1998. The FASB has issued three pronouncements for fiscal years beginning after December 15, 1997: SFAS No. 130 - "Reporting of Comprehensive Income"; SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information"; and SFAS No. 132 - "Employers' Disclosures about Pensions and Other Retirement Benefits". The Company believes that the effect of the adoption of the above pronouncements will not be material to its financial position or the results of operations.


3. PROPERTY AND EQUIPMENT

   The Company's property and equipment were included among the assets of the subsidiaries disposed of during the period ended September 1, 1997. Property and equipment and accumulated depreciation, along with assigned depreciable lives, as of April 30, 1997, are summarized as follows:

April 30, 1997


                                          Accumulated   Net          Assigned
Asset Classification             Cost     Depreciation  Book Value   Life
                                --------- ------------- ----------   -----------

Furniture and office
   equipment                    $ 390,303 $   (352,390) $ 37,913     5-10 years
Broadcasting equipment                703         (135)      568     3-20 years
Automobiles                        19,079       (9,539)    9,540     3 years
Leasehold improvements             19,460       (1,622)   17,838     3 years
                                ------------------------------------

     Total                      $ 429,545 $   (363,686) $ 65,859
                                ========= ============  ========

   Depreciation expense was $7,489, $46,750 and $1,343,383 for the period May 1, 1997 through September 1, 1997 and for fiscal years ended April 30, 1997 and 1996, respectively.


4. OFFICE LEASE

   Through the date of these financial statements the Company leased 2,100 square feet of suburban office space under a one (1) year full service lease, expiring January 31, 1999 as well as storage space for $83 per month, on a month to months basis, in Columbus, Ohio. In addition, the Company leased a 1,200 square feet office/studio facility under a thirty-six (36) month lease for monthly rental of $927 per month with a 3% increase for the final year expiring December 31, 1999, and leased two parcels of land located in Shallotte, North Carolina on which its broadcast towers are located from a grantor trust (the "Trust"), in which an officer of the Company is a co-trustee, on a month to month basis for $1,500 per month. In addition, the lease for the Shallotte office/studio facility has been guaranteed by the Trust.

   Rental expense reported in the Statement of Operations amounted to $27,230, $53,709 and $59,220 for the period May 1, 1997 through September 1, 1997 and the fiscal years ended April 30, 1997 and 1996, respectively.

5.  NOTES AND ACCRUED INTEREST PAYABLE

   The Company's notes and accrued interest payable at September 1, 1997 and April 30, 1997 with their respective interest rates are as follows:

                                                     September 1,    April 30,
                                                         1997          1997

Secured promissory notes at 6% to
   9/6/95, 15% thereafter                           $     358,580  $    344,314

Secured promissory notes to related
   party affiliates at 6% to 9/30/95,
   15% thereafter (See Note 11)                            88,097       254,910

Unsecured demand promissory notes and
   accrued interest payable to related
   parties, other than officers, with
   interest at 12% - 15% (See Note 11)                          -        60,530

Unsecured demand promissory notes and
   accrued interest payable, with
   interest at 10% (See Note 11)                           53,133        51,168

Installment note payable to vendors,
   collateralized with the equipment
   purchased, with interest at 8.6%                             -         6,946

Installment note and accrued interest
   payable, with interest at 7% (See Note 11)                   -       190,371

Guarantee of  installment note                            100,000             -
                                                    -------------  -------------
Total notes and accrued interest
payable                                             $     599,810  $    908,239
                                                    =============  =============

   The Company is a party to one legal proceeding with certain bridge note lenders commencing on June 13, 1995 in Supreme Court of the State of New York, County of New York , Generation Capital Associates et al. vs. Partech Holdings Corporation et al., Index No. 114837/95. In the opinion of management, the claims asserted, if unfavorably decided, would not have a materially adverse effect on the financial condition of the Company.

6. EMPLOYEE AND OTHER STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

   There were 16,195 stock options, representing all the outstanding stock options, terminated concurrent with the acquisition of R. A. Logistics, Inc. During the current period, no options were exercised and no new options were granted. The Company has 51,278 options available for grant under its 1989 and 1993 Incentive Stock Option Plans.


   On May 16, 1996, the Company granted options under an Option Agreement related to legal services for options on 56,666 shares at $6.00 per share. The optionee exercised options for all 56,666 shares on July 2, 1996 for a total of $340,000. There were no other stock options outstanding at September 1, 1997 or April 30, 1997.

7. COMMON STOCK AND CAPITAL TRANSACTIONS

   The Company's common stock trades on the OTC Bulletin Board under the symbol TRPC. The Company's common stock issued and outstanding is as follows:

                                     Total Number   Common         Paid in
                                     of Shares      Stock          Capital
                                     -------------- -------------  -------------

Issued shares as of April 30, 1996         542,428  $     488,185  $  8,672,987

Stock options exercised by
   others (See Note 8)                      56,666         51,000       289,000

Shares issued                               19,500         14,550        45,122
                                     -------------  -------------  -------------

Issued shares as of April 30, 1997         618,594        556,735     9,007,109

                                     ------------- --------------  -------------
Issued shares as of September 1,
   1997                                    618,594 $     556,735   $  9,007,109
                                     ============= =============   =============

   Subscriptions to Common Stock.

   In August, 1997 the Company entered into agreements with three investment companies for their purchase of up to 800,000 restricted shares of the Company's $0.90 par value common stock at a price of sixty cents ($0.60) per share for a total aggregate investment of $480,000 plus an agreement for payment of certain of the Company's obligations and contingent obligations in the maximum amount of approximately $880,000 as of the date of these financial statements. At the time of the agreements the equivalent bid price of the Company's $0.90 par value common stock, as quoted on the OTC Bulletin Board, was one dollar and eighty-six cents ($1.86) per share.


8. INCOME TAXES

   As of September 1, 1997 the Company has regular pre-RALI acquisition tax net operating loss carryforwards, expiring in the years 2007 through 2012, which may be available to offset future taxable income of the Company in the amount of $6,943,000. These pre-RALI acquisition tax loss carryforwards are substantially limited in their use and no value has been provided for their future benefit, if any, in these financial statements.


9. DISPOSAL OF SUBSIDIARIES TO RELATED PARTIES

   Pursuant to its acquisition of RALI (See Note 1), the Company entered into agreements for the disposition of its consulting, leasing and broadcasting businesses in exchange for the full repayment of certain of the Company's obligations and the assumption by the transferees of certain of the liabilities associated with these businesses. The dispositions included agreements for liquidation of the Company's obligations being: (i) a promissory note and warrants issued August 4, 1994 in the unpaid amount of $63,903 in exchange for all of the issued and outstanding capital stock of the Company's wholly-owned consulting subsidiary; and, (ii) a promissory note and warrants issued to the Trust on September 15, 1994 and other cash advances received through the date of payment in the total unpaid amount of $194,522 in exchange for all of the issued and outstanding capital stock of the Company's wholly-owned broadcast subsidiary.

   The components of net assets of the subsidiaries disposed of included in the consolidated balance sheet as of April 30, 1997 are summarized in the table below:

                                                       April 30,
                                                          1997

Total current assets                                $     272,604

Total long-term assets                                    496,480
                                                    -------------
Total Assets                                        $     769,084
                                                    =============
Total Current Liabilities                           $     706,446
                                                    =============

Net Assets                                          $      62,638
                                                    =============

   The gain on dispositions of the subsidiaries is summarized in the table below:

                                Consulting    Leasing   Broadcasting   Total

Company's obligations
   liquidated in
   transfer of
   subsidiaries       $      63,903  $  14,709,335  $     194,522  $ 14,967,760

Net assets transferred      (43,570)    13,501,500        261,186    13,719,116
                      -------------  -------------  -------------  -------------

Gain ( loss) on
   disposal                 107,473      1,207,835        (66,664)    1,248,644

Income taxes (credit)             -              -              -             -
                      -------------  -------------  -------------  -------------
Gain (loss) on
   disposal of
   business segments  $     107,473  $   1,207,835  $     (66,664) $  1,248,644
                      =============  =============  =============  =============


10.  NET INCOME (LOSS) PER SHARE

   For the period May 1, 1997 through September 1, 1997 basic earnings per share amounts are based on the weighted average number of common shares outstanding of 618,194 shares. No potential common stock are included herein as none existed. On September 18, 1997, the Company issued 4,400,000 common stock in exchange for 100% of the issued and outstanding capital stock of R. A. Logistics, Inc. (See
Note 1). On September 19, 1997, the shareholders of the Company approved a 1 for 6 reverse stock split which become effective October 27, 1997. Share and per share amounts have been adjusted for the effect of the 1 for 6 reverse split for all periods presented.

   For the fiscal year ended April 30, 1997 basic earnings per share amounts are based on the weighted average number of common shares outstanding of 604,540 shares. No potential common stock are included herein due to their antidilutive nature. During the year the Company issued 56,666 shares upon exercise of stock options granted under consulting agreements, and these are included in the weighted average number of common shares outstanding. If these shares had been issued at the beginning of the current fiscal year, primary and fully diluted loss per share would have been ($3.48).

   For the fiscal year ended April 30, 1996 basic earnings per share amounts are based on the weighted average number of common shares outstanding of 438,952 shares. No potential common stock are included herein due to their antidilutive nature. During the fiscal year ending April 30, 1996, the Company issued 39,833 shares pursuant to the exercise of employee stock options, 86,760 shares upon exercise of stock options granted under consulting agreements and 75,639 shares issued to an officer of the Company pursuant to a collateral pledge agreement between the Company and the officer, which shares are included in the weighted average number of common shares outstanding. If these shares had been issued at the beginning of the beginning of the current fiscal year, primary and fully diluted loss per share would have been ($2.40).

11. SUPPLEMENTAL CASH FLOW INFORMATION

   Reconciliation of net loss to net cash used for operating activities is as follows:

                                      May 1, 1997  Fiscal Years Ended April 30,
                                         Through    ----------------------------
                                       September 1,
                                           1997          1997           1996
                                           ----          ----           ----

Net income (loss)                    $      69,431  $  (2,132,200) $ (1,311,594)
                                     -------------  -------------  -------------
Adjustments to reconcile net income
   (loss)to net cash used for
   operating activities:
   (Gain) loss from disposal of
      subsidiaries                      (1,248,644)             -             -
   Loss on residual valuation                    -          1,967        74,621
   Depreciation and amortization of
      equipment and intangible assets       39,842        277,261     1,573,894
   Impairment loss on intangible
      assets:
         Cost in excess of net asset
            acquired                             -      1,397,180             -
         Investment in real estate
            partnerships                         -         42,527             -
   Loss on sale of land, office
      furniture and equipment                4,101          9,971         1,600
   Equipment acquired by barter
      transactions                               -        (14,017)       (1,874)
   Advisory services paid in stock               -              -         5,000
   Interest paid in stock                        -                       60,532
   Interest paid in stock - related party        -              -        24,848
   Stock options exercised                       -              -         4,687
   Employee stock options exercised              -              -        62,500
   Rental income                                 -              -    (1,314,914)
   Leasing interest income                  (2,839)      (825,937)   (2,961,212)
   Leasing interest expense              1,211,954        825,937     3,008,267
Changes in assets and liabilities:
   Accrued interest income                       -         (3,562)       (2,562)
   Accrued interest expense                 46,915         96,240        12,383
   Note, accounts and commissions
     receivable                              3,553         27,499        22,504
   Other assets                               (942)        29,372         2,187
   Note and accounts payable, and
     accrued expenses                     (125,011)      (122,887)      300,024
   Other                                      (957)           400         1,056
                                     -------------  -------------  -------------
        Total Adjustments                  (72,028)    1,741,951       873,541
                                     -------------  -------------  -------------

Net Cash Used for Operating
   Activities                        $      (2,597) $    (390,249) $   (438,053)
                                     =============  =============  =============



   Non Cash Investing and Financing Activities.

   Although the following activities occurred on the dates indicated these activities have been reflected in the accompanying financial statements retroactive to September 1, 1997, immediately prior to the acquisition of RALI. The Company: (1) transferred all of the issued and outstanding capital stock of its wholly-owned consulting subsidiary in liquidation of loans, advances and a promissory note and warrants, dated August 4, 1994, totaling $63,903, and (2) transferred all of the issued and outstanding capital stock of its wholly-owned broadcasting subsidiary in liquidation of a promissory note and warrants, dated September 29, 1994, and other obligations, totaling $194,522.

   During the fiscal year ended April 30, 1997 the Company received (1) $14,017 of property and equipment in barter transactions and (2) issued 117,000 shares for services of $35,250 and interest charges of $27,422.

   During the fiscal year ended April 30, 1996 the Company received (1) $1,874 of property and equipment in barter transactions, (2) issued 453,836 shares of common stock for a reduction of $272,736 in secured promissory notes and accrued interest, (3) issued 239,000 shares of common stock under employee stock option plans for a $62,500 reduction in accrued compensation, legal fees of $4,687 and in exchange for 6,666 shares of common stock which were retired, and (4) issued 10,000 shares in other stock options offset against trade payables of $5,000.

   In fiscal years 1997 and 1996, leasehold tenancy positions expired, were paid off or were otherwise terminated in the ordinary course of the Company's business which reduced the gross value of Lease Property under Capital Lease by $95,770,216, and $1,952,718, respectively, and accumulated amortization by an equivalent amount in each of those periods.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules, and
         Reports on Form 8-K

                                                                     Form 10-K
                                                                     Page

Reference
  (a)(1) Index to Consolidated Financial Statements:

         (i)Report of Independent Certified Public Accountants             10

            Consolidated Balance Sheet as of December 31, 1997             11

            Statement of Consolidated Operations for the period
              July 23, 1997 (date of inception) through December
              31, 1997                                                     12

            Statement of Consolidated  Stockholders' Equity
              (Deficit) the period July 23, 1997 (date of inception)
              through December 31, 1997                                    13

            Statement  of  Consolidated  Cash Flows for the period
              July 23, 1997 (date of inception) through December 31,
              1997                                                         14

            Notes to Consolidated Financial Statements                     15-21

         (ii) Report of Independent Certified Public Accountants           22

            Consolidated Balance Sheets as of September 1, 1997            23

            Statements of Consolidated Operations for the period
              May 1, 1997 through September 1, 1997                        25

            Statements of Consolidated Stockholders' Equity (Deficit)
              the period May 1, 1997 through September 1, 1997             26

            Statements of Consolidated Cash Flows for the period
              May 1, 1997 through September 1, 1997                        27

            Notes to Consolidated FinancialStatements                      28-35

  (a)(2) Index to Financial Statement Schedules:

         SCHEDULE II  Valuation and qualifying accounts                    38

      All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not required to be filed.

      The Company hereby undertakes to furnish to the Commission any instrument with respect to long-term debt of the Company which does not exceed ten percent of the total assets of the Company and its subsidiaries.

  (a)(3) Exhibits:  See index filed as part of Form 10-K on page 40.

   (b) Reports on Form 8-K.

      The following  reports on Form 8-K were filed during the two months ended
  December 31, 1997:   None


                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
    For The Period May 1, 1997 through September 1, 1997 and The Years Ended
                             April 30, 1997 and 1996

COLUMN A               COLUMN B         COLUMN C        COLUMN D    COLUMN E

--------------------------------------------------------------------------------
                                       Additions
                                  ------------------
                       Balance at                                 Balance at
Valuation and          Beginning  Costs and To Other              End of
Qualifying Accounts    of Period  Expenses  Accounts Deductions   Period

--------------------------------------------------------------------------------

For the period:

May 1, 1997 through
   September 1, 1997
  Accounts receivable $    2,500  $      -  $     - $   (B)(2,500) $          -

  Equipment residuals          -         -        -             -             -
  Valuation allowance
  for deferred tax
  assets               2,539,100   (19,100)       -  (C)2,520,000             -
                       ---------  --------  ------- -------------  -------------
                      $2,541,600  $(19,100) $     - $  (2,522,500) $          -
                      ==========  ========  ======= =============  =============

For the year ended:

April 30, 1997
  Accounts receivable $    5,800  $ 12,226  $     - $  (A)(15,526) $      2,500
  Equipment residuals          -     1,967        -    (A) (1,967)            -
  Valuation allowance
  for deferred tax
  assets               2,353,500   185,600        -             -     2,539,100
                      ----------  --------  ------- -------------  -------------
                      $2,359,300  $199,793  $     - $     (17,493) $  2,541,600
                      ==========  ========  ======= =============  =============

April 30, 1996
  Accounts receivable $   10,789  $ 13,337  $     - $  (A)(18,327) $      5,800
  Equipment residuals          -    74,621        -    (A)(74,621)            -
  Valuation allowance
  for deferred tax
  assets               1,997,900   355,600        -             -     2,353,500
                      ----------  --------  ------- -------------  -------------
                      $2,008,689  $443,558  $     - $     (92,948) $  2,359,300
                      ==========  ========  =====================  =============


  (A) All amounts were written  off.

  (B) Amount was  transferred  in exchange of debt.

  (C) As a result of its acquisition of R. A. Logistics, Inc. and the disposition of its consulting, leasing and broadcast subsidiaries, ultimate future realization of the benefit from the pre-acquisition tax loss carryforwards, if available at all, are subject to significant limitations, and therefore, the related deferred tax asset and valuation allowance have been eliminated.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TROPIC AIR CARGO, INC.


                                               /s/ JOHN E. RAYL
DATE:  April 23, 1998                  By:____________________________
                                          John E. Rayl
                                          Treasurer
                                          (Principal Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




   /s/ ANGEL MUNOZ
 _________________________  Chairman, Chief Executive Officer,   April 23, 1998
 Angel Munoz                President and Director




   /s/ RONALD VIMO
__________________________  Vice President and Director          April 23, 1998
Ronald Vimo




   /s/ SCOTT VILLANUEVA
__________________________  Secretary and Director               April 23, 1998
Scott Vellanueva




   /s/ JOHN E. RAYL
__________________________  Treasurer and Director               April 23, 1998
John E. Rayl                (Principal Financial Officer)

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

Exhibit 3.8 Certificate of Amendment to Articles of Incorporation of the Tropic Communications, Inc.dated October 6, 1997 incorporated herein by reference to Exhibit 3.8 to Form 8-K, filed on October 17, 1997, Commission file No. 014361.

Exhibit 3.9 Certificate of Incorporation for Tropic Air Cargo, Inc. dated October 6, 1997 incorporated herein by reference to Exhibit 3.9 to Form 8-K, filed on October 17, 1997, Commission file No. 014361.

Exhibit 3.10 Amended and Restated By-Laws of the Tropic Air Cargo, Inc. dated October 6, 1997 incorporated herein by reference to Exhibit
            3.10 to Form 8-K, filed on October 17, 1997, Commission file No. 014361.

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

Exhibit 4.14 Subscription Agreement between Tropic Communications, Inc. and Winchester Investments, Inc. ("Subscriber") dated August 18, 1997 is incorporated by reference to Exhibit 4.14 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

Exhibit 4.15 Subscription Agreement between Tropic Communications, Inc. and Mark Foglia dba Pro Sport ("Subscriber") dated August 23, 1997 is incorporated by reference to Exhibit 4.15 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

Exhibit 4.16 Subscription Agreement between Tropic Communications, Inc. and AMG Investments ("Subscriber") dated August 10, 1997 is incorporated by reference to Exhibit 4.16 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.


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

Exhibit 10.73 Form of Security Agreement between Tropic of Tallahassee, Inc. and Ed Winton, incorporated herein by reference to Exhibit 10.73 to Form 10-K, filed July 19, 1994, Commission file No.014361.

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

Exhibit 10.87 Stock Exchange Agreement between The Flood Group, incorporated, Shareholders of The Flood Group, incorporated and
            Technology Acquisitions Corporation, dated May 21, 1996, incorporated herein by reference to Exhibit 10.87 to Form 10-K, filed October 8, 1996, Commission file 014361.

Exhibit 10.88 Stock Registration Agreement between The Flood Group, incorporated, Technology Acquisitions Corporation, certain Shareholders of Technology Acquisitions Corporation and Tropic Communications, Inc., dated May 21, 1996, incorporated herein by reference to Exhibit 10.88 to Form 10-K, filed October 8, 1996, Commission file 014361.

Exhibit 10.89 Stock Exchange Agreement between ICCS, Inc., PCK Enterprises, Inc., Shareholders of ICCS, Inc. and PCK Enterprises, Inc. and Technology Acquisitions Corporation, dated May 22, 1996, incorporated herein by reference to Exhibit 10.89 to Form 10-K, filed October 8, 1996, Commission file 014361.

Exhibit 10.90 Stock Registration Agreement between ICCS, Inc., ICCS Solutions, Inc., certain Shareholders of ICCS Solutions, Inc. and Tropic Communications, Inc., dated May 22, 1996, incorporated herein by reference to Exhibit 10.90 to Form 10-K, filed October 8, 1996, Commission file 014361.

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

Exhibit 10.95 Stock Purchase Agreement between Dana Credit Corporation ("Seller") and Duluth Master Trust ("Buyer") dated May 1, 1997 incorporated herein by reference to Exhibit 10.95 to Form 10-K, filed October 3, 1997, Commission file No. 014361.

Exhibit 10.96 Secured Recourse Note betweenDuluth Master Trust and Duluth Lease, Inc. ("Co-Borrowers") and Aim Financial Corporation ("Lender") dated May 1, 1997 incorporated herein by reference to
            Exhibit 10.96 to Form 10-Q, filed October 3, 1997, Commission file No. 014361.

Exhibit 10.97 Agreement between Firestar Holdings, Ltd. and Tropic Communications, Inc. dated August 22, 1997 is incorporated herein by reference to Exhibit 10.97 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

Exhibit 10.98 Indemnificatioin Agreement between Firestar Holdings, Ltd., Birchwood Capital Advisors Group, Inc., Lion Investments, Inc., Winchester Investments, Inc. (collectively the "Indemnitors") and Tropic Communications, Inc. dated September 1, 1997 is incorporated herein by reference to Exhibit 10.98 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

Exhibit 10.99 Stock Exchange Agreement between Firestar Holdings, Ltd. and Tropic Communications, Inc. dated September 1, 1997 is incorporated herein by reference to Exhibit 10.99 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

Exhibit 10.100 Stock Exchange Agreement between John E. Rayl and Tropic Communications, Inc. dated September 26, 1997 is incorporated herein by reference to Exhibit 10.100 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

Exhibit 10.101 Stock ExchangeAgreement between CCJ Consultants, Inc. and Tropic Communications, Inc. dated October 10, 1997 is incorporated herein by reference to Exhibit 10.101 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

Exhibit 10.102 Stock Exchange Agreement between Funders Trust 1992-A and Tropic Communications, Inc. dated October 10, 1997 is incorporated herein by reference to Exhibit 10.102 to Form 10-Q Amended, filed April __, 1998, Commission file No. 014361.

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

Exhibit 99.3 Consulting Agreement with Firestar Holdings, Ltd. dated May 2, 1995 incorporated herein by reference to Exhibit 99.3 to Form S-8, filed June 12, 1995, Commission file No. 014361.

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

Exhibit 21.   Subsidiaries of the Company



            R. A. Logistics, Inc. (a wholly-owned subsidiary of the Company)
            B. Airways Air Cargo, Inc. (a wholly-owned subsidiary of R. A. Logistics, Inc.)
            B. Airways, Inc. (a wholly-owned subsidiary of R. A. Logistics,
            Inc.)