Form 10-Q
period 1998-03-31
TROPIC AIR CARGO INC
filed 1998-05-18
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For the fiscal quarter ended March 31, 1998      Commission file number 0-14361


                             TROPIC AIR CARGO, INC.
              (Exact Name of Company as Specified in Its Charter)



               Delaware                                  31-1166419
(State or other jurisdiction of                (I. R. S.Employer I. D. Number)
       incorporation or organization)



 7500 NW 25th Street, Suite 209, Miami, Florida              33122
    (Address of principal executive offices)              (Zip Code)


       Company's telephone number, including area code: (305) 639-2720






      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


The Company has 5,579,361 shares of $0.90 par value common stock outstanding as of May 15, 1998.


                             TROPIC AIR CARGO, INC.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998


                                      INDEX


                          Part I: Financial Information


                                                                         Page
Item 1.  Financial Statements


        ( a ) Consolidated Balance Sheet as of March 31, 1998
                and December 31, 1997                                     3

        ( b ) Statement of Consolidated Operations for the Three
                Months Ended March 31, 1998                               4

        ( c ) Statement of Consolidated Cash Flow for the Three
                Months Ended March 31, 1998                               6

        ( d ) Notes to Consolidated Financial Statements                  7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

                           Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 6.  Exhibit Index and Reports on Form 8-K                           10

         Signatures                                                      11


                                     PART I
Item 1.  Financial Statements

                      TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                     ASSETS
                                                         March 31,   December31,
                                                            1998        1997

Current Assets:
Cash                                                $      14,815  $     31,776
Accounts receivable                                     1,704,016     1,705,335
Other current assets                                       10,000        15,735
                                                    -------------  -------------
            Total Current Assets                        1,728,831     1,752,846
                                                    -------------  -------------

Property and equipment, at cost (net of
accumulated
   depreciation of $ 844 and $281, respectively)           11,912         9,210

Other assets                                                  150           150
                                                    -------------  -------------
      Total Assets                                  $   1,740,893  $  1,762,206
                                                    =============  =============


 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses               $   2,193,779  $  1,630,296
Notes and accrued interest payable                        470,624       460,909
Other current liabilities                                   3,987         3,987
                                                    -------------  -------------
      Total Current Liabilities                         2,668,390     2,095,192
                                                    -------------  -------------


Commitment and Contingencies


Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued and outstanding               -             -
Common stock, $0.90 par value, 50,000,000 shares
   authorized, 5,579,361 shares issued and              5,021,425     5,021,425
   outstanding
Common stock subscribed                                   880,189       880,189
Paid in capital                                        (5,452,347)   (5,452,347)
Retained earnings                                        (496,575)       97,936
                                                    -------------  -------------
                                                          (47,308)      547,203
       Subscriptions receivable                          (880,189)     (880,189)
                                                    -------------  -------------
      Total Shareholders' Equity (Deficit)               (927,497)     (332,986)
                                                    -------------  -------------
      Total Liabilities and Shareholders'
         Equity (Deficit)                           $   1,740,893  $  1,762,206
                                                    =============  =============

  The accompanying notes are an integral part of these financial statements.


                   TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                      Statements of Consolidated Operations
                  For the Three Months Ended March 31, 1998

Revenues:
   Freight revenues                                                $  4,620,378
                                                                   -------------

Cost of freight operations:
   Aircraft, crew, maintenance and insurance charges                  2,560,938
   Fuel                                                               1,206,778
   Aircraft handling                                                    392,083
   Cargo handling                                                       361,626
   Freight transfers                                                     94,976
   Commissions                                                           79,464
   Aircraft navigation                                                  131,203
   Trucking                                                               9,046
                                                                   -------------
        Total Cost of Freight Operations                              4,836,114
                                                                   -------------
Gross Profit from Freight Operations                                   (215,736)

Cost and Expenses:
   Marketing, administration and other                                  405,297
operating expenses
   Interest expense                                                       9,715
   Depreciation of equipment                                                563
                                                                   -------------
      Total Costs and Expenses                                          415,575
                                                                   -------------

Income (Loss) Before Income Taxes                                     (631,311)

        Income tax expense ( benefit)                                  (36,800)
                                                                   -------------
Net Income (Loss)                                                  $   (594,511)
                                                                   =============

Basic and Diluted Net Income (Loss) Per Share                      $      (0.11)
                                                                   =============

Weighted Average Number of  Common and
   Potential Common Shares:
      Basic and Diluted                                               5,579,361
                                                                   =============












  The accompanying notes are an integral part of these financial statements.



                   TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                      Statement of Consolidated Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                  For the Three Months Ended March 31, 1998


Cash Flows From Operating Activities:
   Freight receipts                                                $  4,621,696
   Freight operations payments                                       (4,230,095)
   Marketing, administrative and other
     operating payments                                                (405,297)
                                                                   -------------
      Net Cash Used For Operating Activities                            (13,696)
                                                                   -------------
Cash Flows From Investing Activities:
   Purchase of property and equipment                                    (3,265)
                                                                   -------------
     Net Cash Used For Investing Activities                              (3,265)
                                                                   -------------
Cash Flows From Financing Activities:
   Proceeds from issuance of stock                                            -
   Proceeds from other borrowings                                             -
                                                                   -------------
     Net Cash Provided By Financing
        Activities                                                            -
                                                                   -------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                                     (16,961)

Cash and Cash Equivalents at
   Beginning of Period                                                   31,776
                                                                   -------------
Cash and Cash Equivalents at
   End of Period                                                   $     14,815
                                                                   =============




















  The accompanying notes are an integral part of these financial statements.



                   TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                      Statement of Consolidated Cash Flows

                          Reconciliation of Net Loss to
                     Net Cash Used For Operating Activities
                  For the Three Months Ended March 31, 1997



Net income (loss)                                                  $   (594,511)
                                                                   -------------
Adjustments to reconcile net income (loss)to
   net cash used for operating activities:
   Depreciation of equipment                                                563
   Deferred taxes                                                         4,800

Changes in assets and liabilities:
   Accounts receivable                                                    1,319
   Other assets                                                             935
   Notes and accounts payable, and
     accrued expenses                                                   614,798
   Income taxes                                                        (41,600)
   Other                                                                      -
                                                                   -------------
        Total Adjustments                                               580,815
                                                                   -------------
Net Cash Used for Operating Activities
       for Continuing Operations                                   $    (13,696)
                                                                   =============


























         See accompanying notes to consolidated financial statements.

                      TROPIC AIR CARGO, INC. AND SUBSIDIARIES

           Notes to the Unaudited Consolidated Financial Statements

Note 1.  Consolidated Financial Statements

   The consolidated balance sheets as of March 31, 1998 and December 31, 1997, the statement of consolidated operations and the statement of consolidated cash flows for the three months ended March 31, 1998 have been prepared by the Company without audit. Information for the same period last year is not presented as it relates Company's consulting, leasing and broadcast subsidiaries which were disposed of effective September 1, 1997. Such information is unrelated to its on-going freight consolidation operation and, therefore, not comparable to the current period. The freight consolidation business was not formed until July 23, 1997 and did not commence its freight operations until September 2, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 1997 Form 10-K transitions report and the April 30, 1997, Form 10-K annual report filed with the Securities and Exchange Commission.

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


Note 2.  Employee  Stock Option and Stock Appreciation Rights Plan

   There were no stock options outstanding at March 31, 1998 and none were granted during the quarter then ended. The Company has 51,278 options available for grant under its 1989 and 1993 Incentive Stock Option Plans.


Note 3.  Income Taxes

      The Company has provided for a tax benefit, to the extent available, from the carryback of the net operation loss for the period. The tax benefit included in operations was as follows:

Federal current                                                    $    (41,600)
Federal deferred                                                          4,800
                                                                   -------------
Income tax expense (benefit)                                       $    (36,800)
                                                                   =============


Note 4.  Earnings Per Share

   For the period three months ended March 31, 1998 basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding of 5,579,361 shares. No potential common shares are included herein as none existed.

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

Results of Operations

   The following discussion relates to the combined results of operations of the Company for the three month period January 1, 1998 through March 31, 1998. Results reflect the operations of the Company's two primary wholly-owned subsidiaries, B. Airways Air Cargo, Inc. ("BAACI") and B. Airways, Inc. ("BAI"). There is no comparison to prior periods since the Company's air freight operations did not exist during the same period in 1997. The accompanying unaudited financial statements exclusively reflect the activities of the Company's air freight operations (BAACI) and air carrier operating certificate application efforts (BAI).

The Three Months Ended March 31, 1998

Operating Revenue. Operating revenue for the three months ended March 31, 1998 consists of $4,620,378 earned by B. Airways Air Cargo, Inc.

Cost of Transportation. Cost of transportation reflects approximately 104.7% of the Company's operating revenue. Cost of transportation includes $2,560,938 and $1,206,778 in aircraft and fuel costs, respectively.

Gross Profit (Loss). The Company's operations suffered a loss for the period of $631,311 or 13.7% of total revenue for the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from air cargo services was 8.8% of operating revenue for the period ended March 31, 1998. It is the plan of the Company to reduce selling, general and administrative expenses through work force reductions to take place in the second quarter of 1998.

   The Company attributes its negative operating results for the period to two primary factors:

   For the majority of the current reporting period the Company provided air freight services via DC-10-30 aircraft. The 747 aircraft previously being utilized was discontinued due to unreliability and repeated maintenance problems. Based on preliminary projections, the DC-10-30's overall range and lift capacity appeared to be profitable, however, following analysis of first quarter activities the Company has decided to discontinue regular use of the DC-10-30. The primary reason is that while the aircraft's weight payload is sufficient, its volume payload is less desirable than other aircraft in the market. Since a large amount of business is received through voluminous cargo which is more profitable, the Company is seeking alternate aircraft which will be more suitable for the present operations.

   The Company is currently in discussions with two aircraft operators who are interested in providing capacity on a long or short term basis. In addition to this the current aircraft provider will have an MD-11 aircraft available on May 31, 1998. Until such time as a long term substitute aircraft can be found the Company's operations are continuing through short term agreements and ad hoc charter contracts with aircraft operators on a flight by flight basis.

   In addition to the aircraft reevaluation, the period from January through March is traditionally the low season for cargo. Post holiday drop in shipments, as well as holidays in Brazil, the Company's largest destination, make the current period traditionally the lowest time of the year. Since the Company offers scheduled service it must undertake certain operations in order to service its larger customers who require service at all times of the year, even though the flights may operate at a loss. Thus results which are significantly different from the prior reporting period are not unusual based on seasonality of the industry.

Liquidity and Capital Resources

   During the quarter ended March 31, 1998, net cash used by operating activities was $13,696. Cash used in investing activities was $3,265, which consisted of capital expenditures.

    Working Capital Requirements.

   Cash needs of the Company are currently being met by funds generated from operations of BAACI and credit extended by BAACI's trade creditors. The Company has experienced cash flow difficulties which has made it difficult to negotiate preferential rates for major expenses such as aircraft and fuel. The Company's working capital needs for the long term and short term will depend on numerous factors, including the Company's operating results. To the extent that long term working capital needs are not met from existing sources, additional financing will be necessary. To meet additional capital needs the Company may incur additional debt and/or issue debt or equity securities. There is no assurance that, in the event additional capital is required, the Company may be able to acquire such capital through the issuance of its debt or equity securities or if such capital becomes available that it will be available on acceptable terms or conditions.

                                     PART II

                                                                          Page
Item 4. Submission of Matters to Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            None


        (b) Reports on Form 8-K

            There were no reports on Form 8-K were filed during the quarter ended March 31, 1998.

      Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TROPIC AIR CARGO, INC.
                                               (Registrant)


                                                    /s/ SCOTT VILLANUEVA
Date:   May 15, 1998                           By:________________________
                                                  SCOTT VILLANUEVA
                                                  Secretary