Form 10-Q
period 1998-06-30
TROPIC AIR CARGO INC
filed 1998-08-26
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549



                             FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES ACT OF 1934



For the fiscal quarter ended June 30, 1998     Commission file number  0-14361


                       TROPIC AIR CARGO, INC.
           (Exact Name of Company as Specified in Its Charter)



    Delaware                                                      31-1166419
(Jurisdiction of incorporation)               (I. R. S. Employer I. D. Number)



         7500 NW 25th Street, Suite 209, Miami, Florida 33122
              (Address of principal executive offices)


Company's telephone number, including area code:  (305) 639-2720






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      Yes  X      No ____


The Company has 5,698,067 shares of $0.90 par value common stock outstanding as of August 15, 1998.


                        TROPIC AIR CARGO, INC.

                             FORM 10-Q
                  For the Quarter Ended June 30, 1998


                               INDEX


                    Part I:  Financial Information


Item 1.Financial Statements                                            Page


( a )Consolidated Balance Sheet as of June 30, 1998                     3
and December 31, 1997

( b )Statement of Consolidated Operations for the Three
and Six Months Ended June 30, 1998                                      4

( c )Statement of Consolidated Cash Flow  for the Six
Months Ended June 30, 1998                                              5

( d )Notes to Consolidated Financial Statements                         7


Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     8

                     Part II:  Other Information

Item 4.Submission of Matters to a Vote of Security Holders              10

Item 6.Exhibit Index and Reports on Form 8-K                            10

Signatures                                                              11


                                PART I

Item 1.  Financial Statements

                  TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheet

              ASSETS


                                               June 30,        December 31,
                                                1998              1997
Current Assets:
Cash                                        $   9,712       $    31,776
Accounts receivable                          732,6291           705,335
Other current assets                           10,000            15,735
________________________

            Total Current Assets             752,3411           752,846
________________________

Property and equipment, at cost (net of
accumulated Depreciation of $ 1,432
and $281, respectively)                        11,325             9,210

Other assets                                      150               150
_______________________
Total Assets                           $      763,816  $      1,762,206
====================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses$      1,605,936   $     1,630,296
Notes and accrued interest payable            436,696           460,909
Other current liabilities                       3,987             3,987
                                               ________________________

Total Current Liabilities                   2,046,619         2,095,192
                                               ________________________


Commitment and Contingencies


Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none issued and outstanding--
Common stock, $0.90 par value, 50,000,000 shares
   authorized, 5,698,067 and 5,579,361 shares issued
   and outstanding, respectively            5,128,260         5,021,425

Common stock subscribed                       880,189           880,189
Paid in capital                            (5,515,432)       (5,452,347)
Retained earnings                            (895,631)           97,936
                                               ________________________
                                             (402,614)          547,203

   Subscriptions receivable                  (880,189)         (880,189)
                                               ________________________
Total Shareholders' Equity (Deficit)       (1,282,803)         (332,986)
                                               ________________________
Total Liabilities and Shareholders'
Equity (Deficit)                     $        763,816  $      1,762,206
====================


The accompanying notes are an integral part of these financial statements.


                  TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                   Statements of Consolidated Operations
              For the Three and Six Months Ended June 30, 1998


                                          Three Months       Six Months
Revenues:
   Freight revenues                   $     2,148,822   $     6,769,200
                                              ________________________

Cost of freight operations:
   Aircraft, crew, maintenance and
        insurance charges                   1,076,812         3,637,750
   Fuel                                       536,265         1,743,043
   Aircraft handling                          163,399           555,482
   Cargo handling                             148,236           509,862
   Freight transfers                          182,326           277,302
   Commissions                                 48,721           128,185
   Aircraft navigation                         71,789           202,992
   Trucking                                     6,142            15,188
                                               ________________________

        Total Cost of Freight Operations    2,233,690         7,069,804
                                               ________________________

Gross Profit from Freight Operations          (84,868)         (300,604)
Cost and Expenses:
   Marketing, administration and other
         operating expenses                   297,707           703,004
   Interest expense                            15,893            25,608
   Depreciation of equipment                      588             1,151
                                               ________________________

Total Costs and Expenses                      314,188           729,763
                                               ________________________

Income (Loss) Before Income Taxes            (399,056)       (1,030,367)

        Income tax expense ( benefit)                           (36,800)
                                               ________________________

Net Income (Loss)                           $(399,056)  $      (993,567)
====================

Basic and Diluted Net Income(Loss)Per Share$    (.070)  $         (.174)
====================

Number of  Common and
        Potential Common Shares:
Basic and Diluted                           5,698,067         5,698,067
====================







The accompanying notes are an integral part of these financial statements.


                    TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                    For the Six Months Ended June 30, 1998


Cash Flows From Operating Activities:
Freight receipts                                   $     7,741,906
Freight operations payments                             (7,051,914)
Marketing, administrative and other
operating payments                                        (752,540)
                                                        ____________
Net Cash Used For Operating Activities                     (62,548)
                                                        ____________
Cash Flows From Investing Activities:
Purchase of property and equipment                          (3,266)
                                                        ____________
Net Cash Used For Investing Activities                      (3,266)
                                                        ____________
Cash Flows From Financing Activities:
Proceeds from issuance of stock                             43,750
Proceeds from other borrowings                                 -
                                                        ____________
Net Cash Provided By Financing
Activities                                                  43,750
                                             _______________________
Net Increase (Decrease) in Cash and
Cash Equivalents                                           (22,064)
  _
Cash and Cash Equivalents at
Beginning of Period                                         31,776
                                                        ____________
Cash and Cash Equivalents at
End of Period                                          $     9,712
===========


















The accompanying notes are an integral part of these financial statements.

                   TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                     Statement of Consolidated Cash Flows

                        Reconciliation of Net Loss to
                    Net Cash Used For Operating Activities
                    For the Six Months Ended June 30, 1998


Net income (loss)                                 $      (993,567)
                                                      ____________
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation of equipment                                   1,151
Deferred taxes                                              4,800

Changes in assets and liabilities:
Accounts receivable                                       972,706
Other assets                                                5,735
Notes and accounts payable, and
accrued expenses                                          (11,773)
Income taxes                                              (41,600)
Other                                                         -
                                                      ____________
Total Adjustments                                         931,019
                                                      ____________
Net Cash Used for Operating Activities
       for Continuing Operations                 $        (62,548)
===========
























See accompanying notes to consolidated financial statements.

                   TROPIC AIR CARGO, INC. AND SUBSIDIARIES

          Notes to the Unaudited Consolidated Financial Statements

Note 1.Consolidated Financial Statements

The consolidated balance sheets as of June 30, 1998 and December 31, 1997, the statements of consolidated operations operations for the three and six months ended June 30, 1998 and the statement of consolidated cash flows for the six months ended June 30, 1998 have been prepared by the Company without audit. Information for the same period last year is not presented as it relates Company's consulting, leasing and broadcast subsidiaries which were
disposed of effective September 1, 1997.   Such information is unrelated to
its on-going freight consolidation operation and, therefore, not comparable to the current periods. The freight consolidation business was not formed until July 23, 1997 and did not commence its freight operations until September 2, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 have been made.

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


Note 2.Employee Stock Option and Stock Appreciation Rights Plan

There were no stock options outstanding at June 30, 1998 and none were granted during the quarter then ended. The Company has 51,278 options available for grant under its 1989 and 1993 Incentive Stock Option Plans.

Note 3.Income Taxes

The Company has provided for a tax benefit, to the extent available, from the carryback of the net operation loss for the period. The tax benefit included in operations was as follows:

Federal current                                        $       (41,600)
Federal deferred                                                 4,800
                                                           ____________
Income tax expense (benefit)                           $       (36,800)
===========

Note 4.Earnings Per Share

For the period three and six months ended June 30, 1998 basic and diluted earnings per share amounts are based on the number of common shares outstanding of 5,698,067 shares.


Note 5.Repayment of bridge loan debt

During the three month period ending June 30, 1998 the Company retired certain bridge loan debt which existed from prior to the time the Company commenced air freight operations. Shares of the Company's $.90 par value common stock were issued to Messrs. Harvey Glicker, Joseph Polich and Alan Carter in the amounts of 16,667 shares, 37,039 shares and 65,000 shares respectively.

Note 6.Subsequent Events

The Company entered into a settlement agreement with a portion of the Plaintiffs in the only pending litigation against the Company, Generation Capital, et. al.
v. Partech Holdings, Tropic Communications, et. al. The Litigation commenced prior to the company's entrance into the air freight business. The settlement includes a payment of $165,000.00 to a group of plaintiffs, payable in the form of stock or cash, in which the accrued debt may be converted into common stock limited amounts on on a monthly basis over a period of approximately one year.

Item 2. Management's Discussion and Analysis

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimate reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties.

While it is impossible to identify all such factors, factors which could cause actual results to to differ materially from expectations are: (1) the Company's ability to maintain recent profitability; (2) competitive practices in the industries in which the Company competes; (3) the Company's dependence on current management; (4) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular; (5) general economic conditions; and, (6) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preeceded by an asterisk (*)

Results of Operations

The following discussion relates to the combined results of operations of the Company for the six months period January 1, 1998 through June 30, 1998. Results reflect the operations of the Company's two primary wholly-owned subsidiaries, B. Airways Air Ca

The Six Months Ended June 30, 1998

Operating Revenue. Operating revenue for the six months ended June 30, 1998 consists of $6,769,200 earned by B. Airways Air Cargo, Inc.

Cost of Transportation. Cost of transportation reflects approximately 104.4% of the Company's operating revenue. Cost of transportation includes $3,637,750 and $1,743,043 in aircraft and fuel costs, respectively.

Gross Profit (Loss). The Company's operations suffered a loss for the period of $1,030,367 or 15.2% of total revenue for the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from air cargo services was 10.4% of operating revenue for the period ended June 30, 1998. It is the plan of the Company to reduce selling, general and administrat


*The Company attributes its negative operating results for the period primarily to its inability to raise certain capital required to acquire long term aircraft contracts which provide guaranteed capacity for the Company's air freight services. In additio

*Management is actively seeking additional capital resources required to obtain the optimal aircraft on a long term dedicated basis in order to return freight operations to a profitable state. In addition management believes that the market slowdown will

Liquidity and Capital Resources

During the period ended June 30, 1998, net cash used by operating activities was $62,548. Cash used in investing activities was $3,266, which consisted of capital expenditures.

Working Capital Requirements.

Cash needs of the Company are currently being met by funds generated from operations of BAACI and credit extended by BAACI's trade creditors. The Company has experienced cash flow difficulties which has made it difficult to negotiate preferential rates fo

                                 PART II

Item 4.Submission of Matters to Vote of Security Holders

   None

Item 6.Exhibits and Reports on Form 8-K

(a)Exhibits:

   None


(b)Reports on Form 8-K

  There were no reports on Form 8-K were filed during the quarter ended June 30, 1998.

   Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TROPIC AIR CARGO, INC.
                          (Registrant)


                           /s/ SCOTT VILLANUEVA

Date:August 19, 1998    By:__________________________________
                           SCOTT VILLANUEVA
                           Secretary