Form 10-Q
period 1998-09-30
TROPIC AIR CARGO INC
filed 1998-11-27
CIK 791027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549



                               FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934



For the fiscal quarter ended  September 30, 1998	Commission file
number  0-14361


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
(or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  [ X ]      	No  [  ]


The Company has 5,698,067 shares of $0.90 par value common stock outstanding as of September 30, 1998.

                         PART I
Item 1.	Financial Statements


	TROPIC AIR CARGO, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

                                      September 30,  December 31,
                                         19981          1997

ASSETS
Current Assets:
Cash                                  $     1,386    $    31,776
Accounts receivable                       336,921      1,705,335
Other current assets                       10,000         15,735
                                       __________     __________
            Total Current Assets          348,307      1,752,846
                                       __________     __________

Property and equipment, at cost
(net of Accumulated Depreciation of
$ 2,019 and $281, respectively)            10,737          9,210

Other assets                                    -            150
                                       __________     __________
Total Assets                          $   359,044    $ 1,762,206
                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses $ 1,242,995    $ 1,630,296
Notes and accrued interest payable        436,696        460,909
Other current liabilities                   3,987          3,987
                                       __________     __________
Total Current Liabilities               1,683,678      2,095,192
                                       __________     __________

Commitment and Contingencies

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value,
1,000,000 shares Authorized, none
issued and outstanding                          -              -
Common stock, $0.90 par value,
50,000,000 shares authorized,
5,698,067 and 5,579,361 shares
issued and outstanding, respectively    5,128,260      5,021,425
Common stock subscribed                   880,189        880,189
Paid in capital                        (5,515,432)    (5,452,347)
Retained earnings                        (937,462)        97,936
                                       __________     __________
                                         (444,445)       547,203
Subscriptions receivable                 (880,189)      (880,189)
                                       __________     __________
Total Shareholders' Equity (Deficit)   (1,324,634)      (332,986)
                                       __________     __________
Total Liabilities and Shareholders'
Equity (Deficit)                      $   359,044    $ 1,762,206
                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

               TROPIC AIR CARGO, INC. AND SUBSIDIARIES

Statements of Consolidated Operations
For the Three and Nine Months Ended September 30, 1998

                                      Three Months   Nine Months

Revenues:
   Freight revenues                   $   323,658    $ 7,092,858
                                       __________     __________

Cost of freight operations:
   Aircraft, crew, maintenance
     and insurance charges                123,167      3,760,917
   Fuel                                    45,785      1,788,828
   Aircraft handling                       24,347        579,829
   Cargo handling                          17,489        527,351
   Freight transfers                        2,849        280,151
   Commissions                             13,913        142,098
   Aircraft navigation                          -        202,992
   Trucking                                    24         15,212
                                       __________     __________
      Total Cost of Freight Operations    227,574      7,297,378
                                       __________     __________
Gross Profit from Freight Operations       96,084       (204,520)

Cost and Expenses:
   Marketing, administration and
     other operating expenses             137,328        840,332
   Interest expense                             -         25,608
   Depreciation of equipment                  587          1,738
                                       __________     __________
Total Costs and Expenses                  137,915        867,678
                                       __________     __________

Income (Loss) Before Income Taxes         (41,831)    (1,072,198)

      Income tax expense ( benefit)             -        (36,800)
                                       __________     __________
Net Income (Loss)                     $   (41,831)   $(1,035,398)
                                       ==========     ==========

Basic and Diluted Net Income
 (Loss) Per Share                     $     (.007)   $     (.182)
                                       ==========     ==========

Number of  Common and
 Potential Common Shares:
Basic and Diluted                       5,698,067      5,698,067
                                       ==========     ==========


The accompanying notes are an integral part of these financial statements.


           TROPIC AIR CARGO, INC. AND SUBSIDIARIES

Statement of Consolidated Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
For the Nine Months Ended September 30, 1998


Cash Flows From Operating Activities:
Freight receipts                            $ 8,461,272
Freight operations payments                  (7,637,889)
Marketing, administrative and other
 Operating payments                            (894,408)
                                           ____________
Net Cash Used For Operating Activities	        (71,025)
                                           ____________
Cash Flows From Investing Activities:
Purchase of property and equipment               (3,265)
  Sale of Other assets                              150
                                           ____________
Net Cash Used For Investing Activities	         (3,115)
                                           ____________
Cash Flows From Financing Activities:
  Proceeds from issuance of stock                43,750
  Proceeds from other borrowings                      -
                                           ____________
Net Cash Provided By Financing
  Activities                                     43,750
                                           ____________
Net Increase (Decrease) in Cash and
  Cash Equivalents                              (30,390)

Cash and Cash Equivalents at
  Beginning of Period                            31,776
                                           ____________
Cash and Cash Equivalents at
  End of Period                             $     1,386
                                            ===========

The accompanying notes are an integral part of these financial statements.



              TROPIC AIR CARGO, INC. AND SUBSIDIARIES

Statement of Consolidated Cash Flows

Reconciliation of Net Loss to
Net Cash Used For Operating Activities
For the Nine Months Ended September 30, 1998


Net income (loss)                           $(1,035,398)
                                           ____________

Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation of equipment                         1,738
Deferred taxes                                    4,800

Changes in assets and liabilities:
  Accounts receivable                         1,368,414
  Other assets                                    5,735
  Notes and accounts payable, and
    Accrued expenses                           (374,714)
  Income taxes                                  (41,600)
                                           ____________
Total Adjustments                               964,373
                                           ____________
Net Cash Used for Operating Activities
  for Continuing Operations                 $   (71,025)
                                            ===========


See accompanying notes to consolidated financial statements.

	TROPIC AIR CARGO, INC. AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

Note 1. Consolidated Financial Statements

  The consolidated balance sheets as of September 30, 1998 and December 31, 1997, the statements of consolidated operations for the three and Nine months ended September 30, 1998 and the statement of consolidated cash flows for the Nine months ended September 30, 1998 have been prepared by the Company without audit. Information for the same period last year is not presented as it relates Company's consulting, leasing and broadcast subsidiaries which were disposed of effective September
1, 1997.   Such information is unrelated to its on-going freight
consolidation operation and, therefore, not comparable to the current periods. The freight consolidation business was not formed until July 23, 1997 and did not commence its freight operations until September 2, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 1997 Form 10-K transitions report and the April 30, 1997, Form 10-K annual report filed with the Securities and Exchange Commission.

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


Note 2. Employee Stock Option and Stock Appreciation Rights Plan

  There were no stock options outstanding at September 30, 1998 and none were granted during the quarter then ended. The Company has 51,278 options available for grant under its 1989 and 1993
Incentive Stock Option Plans.

Note 3. Income Taxes

  The Company has provided for a tax benefit, to the extent available, from the carryback of the net operation loss for the period. The tax benefit included in operations was as follows:

Federal current                             $   (41,600)
Federal deferred                                  4,800
                                               ________
Income tax expense (benefit)                $   (36,800)
                                            ===========


Note 4. Earnings Per Share

  For the period three and Nine months ended September 30, 1998 basic and diluted earnings per share amounts are based on the number of common shares outstanding of 5,698,067 shares.


Note 5. Subsequent events

  The Company entered into an agreement with Martin Shugrue & Associates, AvMan and Cardinal Capital Management to act as the exclusive financial advisors for the company with the purpose of raising working capital and implementing the Company's business plan.

  In addition the Company discontinued the Federal Aviation
Administration FAR Part 135 Operating Certificate application.

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

Results of Operations

  The following discussion relates to the combined results of operations of the Company for the Nine months period January 1, 1998 through September 30, 1998. Results reflect the operations of the Company's two primary wholly-owned subsidiaries, B. Airways Air Cargo, Inc. ("BAACI") and B. Airways, Inc. ("BAI"). There is no comparison to prior periods since the Company's air freight operations did not exist during the same period in 1997. The accompanying unaudited financial statements exclusively reflect the activities of the Company's air freight operations (BAACI) and air carrier operating certificate application efforts
(BAI).

The Nine Months Ended September 30, 1998

Operating Revenue. Operating revenue for the Nine months ended
September 30, 1998 consists of $7,092,858 earned by B. Airways
Air Cargo, Inc.

Cost of Transportation. Cost of transportation reflects approximately 102.9% of the Company's operating revenue. Cost of transportation includes $3,760,917 and $1,788,828 in aircraft and fuel costs, respectively.

Gross Profit (Loss). The Company's operations suffered a loss for the period of $1,072,198 or 15.1% of total revenue for the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from air cargo services was 11.8% of operating revenue for the period ended September 30, 1998. It is the plan of the Company to reduce selling, general and administrative expenses through work force reductions.

*	The Company attributes its negative operating results for the period primarily to its inability to raise certain capital required to acquire long term aircraft contracts which provide guaranteed capacity for the Company's air freight services. In addition, the markets being served by the Company, primarily the Southern Cone countries of South America, have experienced a slowdown in freight traffic for all market participants.


*	Management is actively seeking additional capital resources
required to obtain the optimal aircraft on a long term dedicated basis in order to return freight operations to a profitable state. In addition management believes that the market slowdown will be temporary in nature only.

Liquidity and Capital Resources

  During the period ended September 30, 1998, net cash used by operating activities was $71,025. Cash used in investing activities was $3,115, which consisted of capital expenditures.

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

PART II

Item 4. Submission of Matters to Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            None

        (b) Reports on Form 8-K

            There were no reports on Form 8-K were filed during the quarter ended September 30, 1998.

	       TROPIC AIR CARGO, INC. AND SUBSIDIARIES

                            SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TROPIC AIR CARGO, INC.
                                       (Registrant)


                                         /s/ SCOTT VILLANUEVA
Date:	November 17, 1998              By:______________________
                                          SCOTT VILLANUEVA
                                          Secretary